Form 10KSB
period 2006-12-31
Indigo Technologies, Inc.
filed 2007-02-12
CIK 1364622

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 2006

                        Commission File Number 333-139910


                            INDIGO TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                  1000                            20-2234410
(State or Other Jurisdiction of        (Primary Standard Industrial             (I.R.S. Employer
Incorporation or Organization)          Classification Code Number)            Identification No.)

                                 Amsterdam # 10
                        Chapultepec, California, La Mesa
                              Tijuana, B.C. Mexico
                                 (775) 352-3915
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


                                 P.O. Box 431687
                              San Ysidro, CA 92143
                     (Mailing Address of Agent for Service)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

As of December 31, 2006, the registrant had 5,125,000 shares of common stock, $0.001 par value, issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                              3
Item 2.  Description of Property                                             11
Item 3.  Legal Proceedings                                                   12
Item 4.  Submission of Matters to a Vote of Securities Holders               12

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities               12
Item 6.  Management's Discussion of Analysis or Plan of Operation            14
Item 7.  Financial Statements                                                18
Item 8.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                               27
Item 8A. Controls and Procedures                                             27

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons        27
Item 10. Executive Compensation                                              29
Item 11. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    30
Item 12. Certain Relationships and Related Transactions                      30
Item 13. Exhibits                                                            31
Item 14. Principal Accountant Fees and Services                              31

Signatures                                                                   31

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

FORM AND YEAR OF ORGANIZATION

Indigo Technologies was incorporated in Nevada on January 24, 2005 to engage in the business of acquisition, exploration and development of natural resource properties. On April 16, 2006 Francisco Hoyos was named as Director and sole Officer of the company and as such voted to seek capital and begin development of our business plan. We received our initial funding of $14,125 through the sale of common stock to Mr. Hoyos who purchased 4,125,000 shares of common stock at $0.001 on April 16, 2006 and 4 unrelated shareholders who purchased 1,000,000 shares of our Common Stock at $0.01 per share on April 20, 2006.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceedings.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

We are an exploration stage company, meaning we are engaged in the search for mineral deposits (reserves) which are not in either the development or production stage. We have no revenues and a limited operating history. Our independent auditors have issued an audit opinion for Indigo Technologies, Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood our mineral claims may contain little or no economic mineralization or reserves of copper and other minerals. There is the possibility that our claims do not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

                            Glossary of Mining Terms

"Andesite"                  A gray to black volcanic rock
"Breccia"                   A sedimentary rock composed of angular fragments
                            from a previous rock structure, cemented in a matrix
                            that may be of a similar or a different material
"Chalcopyrite"              A sulphide mineral of copper and iron; the most
                            important ore mineral in copper
"Copper" or "Cu"            A reddish or salmon-pink isometric mineral, the
                            native metallic element of copper. It is ductile and malleable, a good conductor of heat and electricity, usually dull and tarnished

"Diamond drill"             A rotary type of rock drill that cuts a core of rock
                            that is recovered in long cylindrical sections
"Geological mapping"        The process of observing and measuring geological
                            features in a given area and plotting these
                            features, to scale, onto a map
"Geophysical survey"        A method of exploration that measures the physical
                            properties of rock formations including magnetism,
                            specific gravity, electrical conductivity and
                            resistance
"Gold" or "Au"              A heavy, soft, yellow, ductile, malleable, metallic
                            element. Gold is a critical element in computer and
                            communications technologies
"Grab Sample"               A single sample or measurement taken at a specific
                            time or over as short a period as feasible
"Massive sulphide           Mineralization that contains a variety of different
 mineralization"            sulphide minerals - usually includes - sphalerite,
                            chalcopyrite, pyrite and pyrrhotite.
"Mineral claim"             A portion of land held either by a prospector or a
                            mining company, in British Columbia each claim is
                            500m x 500m (1,640 ft2)
"Ore"                       A mixture of mineralized rock from which at least
                            one of the metals can be extracted at a profit
"Porphyry"                  Porphyry is a very hard igneous rock consisting of
                            large-grained crystals, such as feldspar or quartz,
                            dispersed in a fine-grained feldspathic matrix or
                            groundmass.
"Precious metal"            Any of several metals, including gold and platinum,
                            that have high economic value - metals that are
                            often used to make coins or jewelry
"Pyrite"                    A yellow iron sulphide mineral - sometimes referred
                            to as "fools gold"
"Quartz"                    Common rock forming mineral consisting of silicon
                            and oxygen
"Sedimentary rocks"         Secondary rocks formed from material derived from
                            other rocks and laid down underwater.
"Soil sampling"             The collecting of samples of soil, usually 2 pounds
                            per sample, from soil thought to be covering
                            mineralized rock. The samples are submitted to a
                            laboratory that will analyze them for mineral
                            content
"Sphalerite"                A zinc sulphide mineral; the most common ore mineral
                            of zinc
"Trenching"                 The digging of long, narrow excavation through soil,
                            or rock, to expose mineralization
"Vein"                      A crack in the rock that has been filled by minerals
                            that have traveled upwards from a deeper source
"Volcanic rocks"            Igneous rocks formed from magma that has flowed out
                            or has been violently ejected from a volcano

GENERAL INFORMATION

Indigo Technologies, Inc. has located one mineral property of geological interest, the Indigo One Site, on which the net proceeds of our offering will be spent. The Indigo One Site consists of ten Mineral Claims located in the Alamos District, Sonora State, Mexico, consisting of porphyry copper deposits which are copper orebodies associated with porphyritic intrusive rocks. The Mineral Claims consist of 990 hectares located in a region with known deposits of copper, molybdenum, silver, and several other minor quantities of minerals. The location is approximately 330 kilometers SE of Hermosillo, 60 kilometers SW of Chihuahua, and 6 kilometers S of the nearest town, Las Alamos.

The Mexican government owns the land in Sonora State we intend to explore and the company's only right to the property consists of the ten mining claims that are owned by Vista Norte Resources, Inc. Vista Norte Resources, Inc. is a Mexican corporation which is owned fifty percent by Indigo Technologies, Inc., with the other fifty percent owned by our director, a Mexican citizen. Per Mexican law, a mining claim is filed by obtain a mining concession. Our ten mineral concessions constitute our ten mining claims filed with the Secretaria de Economia, Federal Government of Mexico on July 20, 2006 by Vista Norte Resources, Inc.

In Mexico, only a Mexican citizen or Mexican corporation may obtain a mining concession. A foreign investor may own up to a 50% interest in a Mexican mineral claim. At the current time the Indigo One Site property is without known reserves and the proposed program is exploratory in nature. We have begun the process of Phase one exploration work on the claim and have incurred approximately $10,000 in exploration costs. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this report.

Currently, there are two other start-up mining operations operating within 50 kilometers of Las Alamos, with both claims totaling approximately 1,100 hectares SW of Indigo One. These other mining operations have reported preliminary activity indicating .04% copper deposits in felsic to intermediate intrusive igneous rocks and associated breccias. Host rocks include diorite and granodiorite. These rocks are intruded by a quartz monzonite porphyry stock and by numerous breccia masses which contain fragments of other older rock types.

PROPERTY DESCRIPTION

The Indigo One Site consists of ten Mineral Claims totaling an area of 990 hectares recorded as Exploration Concessions with the Secretaria de Economia in Mexico City through the regional office in Hermosillo, state of Sonora. These Exploration Concessions are regarded as mineral claims for a period of six years. If no actual commercial mineral extraction occurs within the six years, the original Exploration Concessions expire. The Exploration Concessions were filed and became effective on July 20, 2006

There are no known environmental liabilities. Before actual commercial mineral extraction begins (beyond preliminary trenching, drilling, and mineral sampling), an environmental permit must be obtained from the Secretaria de Medio Ambiente y Recursos Naturales (SEMARNAT).

TOPOGRAPHY, ELEVATION AND VEGETATION

Elevations at the site on the east side of the mountain range know as the Sierra Madre Occidental average 2,000 meters with mountain peaks at 3,300 meters. While the nearby small towns have adequate water supplies through wells and cisterns, providing water for small areas of trees and very few farms, the area is considered high desert and mountainous with much of the land covered in large rock formations and foothills thornscrub.

ACCESS TO THE PROPERTY

The site is accessible from Las Alamos via maintained dirt and gravel roads suitable for large trucks and four wheel drive vehicles.

PROXIMITY TO URBAN TOWNS AND SERVICES

Mexican Federal Highway 16 (paved) connects the state capital, Hermosillo, on the west and other Gulf of California towns to Cuauhtemoc (330 kilometers to the east). Cuauhtemoc is 50 kilometers north of the small town of Las Alamos. The Indigo One site is approximately 10 kilometers south of Las Alamos. Las Alamos is considered to be primarily a quaint naturalist retreat and historic mining town. Primary goods and services necessary for development of mining operations will come from Hermosillo on the west, or Chihuahua on the east on Highway 16 (approximately 100 kilometers). Both of these cities have extensive construction and mining service providers and major airports.

Initial phases of exploration and surface trenching will be supported by electrical generators. Electrical power lines that supply power to the town of Las Alamos are located near the claim boundary and will be utilized should the claim become economically feasible.

Sufficient water is available from several wells located within 5 kilometers of the claim site necessary to support all phases of exploration and development.

CLIMATE

The immediate area surrounding the site region is considered high desert and mountainous, and is on the eastern slopes of the Sierra Madre Occidental mountain range of the northern Mexican altiplano, a great plain that extends to the Sierra Madre Oriental range in eastern Mexico.

Areas between 1,000 and 2,000 meters elevation have yearly average temperatures between 16(degree)C and 20(degree)C. Above 2,000 meters, temperatures drop as low as an average yearly range between 8(degree)C and 12(degree)C.

Arid or semiarid conditions are encountered in the area surrounding the Indigo One Site in Sonora. Rainfall averages between 300 and 600 millimeters per year. The area experiences a rainy season from June to mid-October and significantly less rain during the remainder of the year.

SURFACE AREAS

Beginning approximately 50 kilometers from the United States border, the Sierra Madre Occidental extends 5000 kilometers south to the Rio Santiago, where it merges with the Cordillera Neovolcanica range that runs east-west across central Mexico. The Sierra Madre Occidental lies approximately 300 kilometers inland from the west coast of Mexico at its northern end but approaches to within fifty kilometers of the coast near the Cordillera Neovolcanica. The northwest coastal plain is the name given the lowland area between the Sierra Madre Occidental and the Gulf of California. The Sierra Madre Occidental averages 2,250 meters in elevation, with peaks reaching 3,000 meters.

HISTORY

The area around the site has a long history of mining activity. The Spaniards began active surface mining for silver and founded Las Alamos as a mining town in 1681. Northern Sonora was a prosperous gold mining region from 1848 to 1852. Mining has continued for gold, silver, copper and other minerals throughout north eastern Sonora to this day.

GEOLOGICAL SETTING

The region in which the Indigo One Site resides contains copper deposits in felsic to intermediate intrusive igneous rocks and associated breccias. Host rocks include diorite and granodiorite. These rocks are intruded by a quartz monzonite porphyry stock and by numerous breccia masses which contain fragments of other older rock types.

DEPOSIT AND MINERAL TYPES OF THE LAS ALAMOS REGION

The Las Alamos region porphyry copper deposits occurring in host rocks exhibit a close genetic relationship to quartz monzonite porphyry and breccia types due to hydrothermal alteration. Alteration in the central core of larger deposits is pervasive and is predominantly phyllic (quartz-sericite-pyrite). Alteration grades outward from the center into irregular argillic bands and narrow prophlitic halos. Significant areas of hypogene mineralization consist of pyrite, chalcopyrite, and molybdenite, in order of decreasing abundance, together with minor amounts of sphalerite, galena, and bornite. Total sulfide content ranges from two percent to eight percent by volume, with pyrite-chalcopyrite ratios from 2:1 to as much as 10:1. The hypogene copper grade in the deposits average from approximately 0.3 percent in many deposits to a maximum of 0.6 percent in a small number of deposits. Supergene enrichment, consisting of complete to partial chalcocite replacement of chalcopyrite and pyrite, occurs beneath multiple site zones. Threefold enrichment, relative to hypogene mineralization, has resulted in multiple site deposits of ore grade up to 0.75 percent copper in these chalcocite zones. In most zones, a leached capping of rocks in a depth of thirty to sixty meters covers the chalcocite zones consisting of various combinations of indigenous iron oxide minerals that include hematite, goethite, and jarosite. The south eastern mineralization sector of the Las Alamos region, extending 75 kilometers, consists of significant magmatic breccias within a heterogeneous rock package occurring as disseminated and bleb sulphides of chalcopyrite. This heterogeneous rock package includes melanocratic to leucocratic breccias and pegmatitic to vari-textured breccia zones.

EXPLORATION

The nature of all relevant work to date on the Indigo One Site has been:

1. Exploration of Las Alamos area to determine suitable mineral potential location
2.   Retention of a geologist's services for the Indigo One Site visit
3.   Filing of ten mineral claims (Exploration Concessions)
4.   Geologist's study of historical mining and geology of the Las Alamos area
5. Presenting of the geology report after the geologist's review of relevant information

DRILLING

No drilling has been done at the Indigo One Site.

MINERAL SAMPLING

Approximately 30 kilograms of rocks and soil were collected at the Indigo One Site. No technical examination, analysis, or detailed sampling of the rocks has been done at the Indigo One Site, and no future mineral work or analysis has been scheduled.

COMPETITION

The mining industry is highly fragmented. We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the Claims. Readily available commodities markets exist in Mexico and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, copper, silver or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services and will not do so until funds are received from this offering. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Mexico generally, and in the state of Sonora specifically. For all of Mexico, mining activity is regulated by two Mexican Federal agencies: the Secretaria de Economia in Mexico City which has authority over all mining claim filings and land use, and the Secretaria de Medio Ambiente y Recursos Naturales (SEMARNAT) which regulates all environmental laws pertaining to mining. We have recorded our exploration Concessions (mining claims) with the Secretaria de Economia in Mexico City through the regional office in Hermosillo, state of Sonora. These Exploration Concessions are regarded as mineral claims for a period of six years. If no actual commercial mineral extraction occurs within the six years, the original Exploration Concessions expire. The Exploration Concessions were filed and became effective on July 20, 2006. We will also be responsible to follow all Mexican Federal environmental laws by registering before actual commercial mineral extraction begins (beyond preliminary trenching, drilling, and mineral sampling), and obtain an environmental permit from the Secretaria de Medio Ambiente y Recursos Naturales (SEMARNAT).

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any of these on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

NUMBER OF EMPLOYEES

Our only employee is our officer who currently devotes 5 to 7 hours per week to company matters and after receiving funding he plans to devote as much time as is necessary to manage the affairs of the company.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We will become subject to disclosure filing requirements once our SB-2 registration statement becomes effective, including filing Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY WHICH HAS ONLY RECENTLY COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIMS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have only recently commenced exploration on our claims. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on January 24, 2005 and to date have been involved primarily in organizational activities, locating a potential mining site, and the acquisition of our mineral claims. We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the claim and the production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our director has no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. His decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

OUR INDEPENDENT AUDITORS HAVE ISSUED AN AUDIT OPINION FOR INDIGO TECHNOLOGIES WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 1 of our accompanying financial statements, our limited exploration stage and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited material operations, revenues, or profits.

WE WILL REQUIRE ADDITIONAL FUNDING TO SUSTAIN OPERATIONS ONCE EXPLORATION IS COMPLETE.

     Even after completing all proposed exploration, we will not know if we have a commercially viable mineral deposit. Even if we complete our initial exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve. We will require additional funding from this offering in order to complete our business plan. As of December 31, 2006 we had cash of $7,490 which we intend to use for normal operating expenses and expenses of our offering over the next twelve months. We have only recently begun initial operations and will have no revenue during the next twelve months.

BECAUSE THERE IS A RISK OUR PROPERTY MOST LIKELY WILL NOT CONTAIN SUFFICIENT AMOUNTS OF EXPLOITABLE MINERAL ORE, OUR SHAREHOLDERS WILL LOSE ALL FUNDS USED DURING OUR EXPLORATION.

     There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of copper and other minerals. While we have geological reports detailing previous exploration and mining within the area of our current ten claims, there is the possibility our property does not contain any reserves, resulting in any funds spent by us on exploration being lost.

BECAUSE WE HAVE NOT SURVEYED THE CLAIM, WE MAY DISCOVER MINERALIZATION ON THE CLAIMS THAT IS NOT WITHIN OUR CLAIM BOUNDARIES.

     Until the claims are surveyed, the precise location of the boundaries of the claims may be in doubt. If we discover mineralization that is close to the estimated claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     Our mineral property does not contain any known bodies of ore. If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the mineral claims into commercial production. In such an event, we may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose your investment in this offering.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claims exploration and development. Under Mexican mining law, to engage in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT EXECUTIVE OFFICER HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATION, CAUSING OUR BUSINESS TO FAIL.

     Francisco Hoyos, the sole officer and director of the company, currently devotes approximately 5 to 7 hours per week of his business time to providing management services to us. While our executive officer presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company currently uses the home office premises of the sole officer and director of the Company, Francisco Hoyos, on a rent free basis. The premises are located at Amsterdam #10 Chapultepec, California, La Mesa, Tijuana, B.C. Mexico. The premises include an answering machine, fax machine and a computer system. The Company intends to use these premises until larger premises are required.

The mailing address for the company is P.O. Box 431687, San Ysidro, CA 92143. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2006.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We plan to contact a market maker in the immediate future to file an application on our behalf to have the shares quoted on the OTC Electronic Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between Indigo Technologies, nor anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities.

As of the date of this filing, there is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing. As of December 31, 2006 Indigo Technologies had 5 shareholders of record. We have paid no cash dividends and have no outstanding options.

Subsequent to our December 31, 2006 financial statements, 1,000,000 shares of common stock were issued to 32 independent shareholders pursuant to our SB-2 Registration Statement for proceeds of $16,000.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

     -- contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     -- contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;
     -- contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
     -- contains a toll-free telephone number for inquiries on disciplinary actions;
     -- defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
     -- contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;
     - the compensation of the broker-dealer and its salesperson in the transaction;
     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

HOLDERS

As of December 31, 2006, we had 5,125,000 shares of $0.001 par value common stock issued and outstanding held by 5 shareholders of record.

Subsequent to our December 31, 2006 financial statements 1,000,000 shares were issued to 32 independent shareholders pursuant to our SB-2 Registration Statement for proceeds of $16,000.

The stock transfer agent for our securities is Island Stock Transfer, 100 Second Avenue South, Suite 300N, St. Petersburg, Florida 33701, telephone (727) 289-0010.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $28,035 in expenses through December 31, 2006.

The following table provides selected financial data about our company for the year ended December 31, 2006.

                 Balance Sheet Data:                12/31/06
                 -------------------                --------
                 Cash                                $ 7,490
                 Total assets                        $ 7,490
                 Total liabilities                   $21,400
                 Shareholders' equity                $ 7,490

Cash provided by financing activities for the year ended December 31, 2006 was $35,525, $4,125 from the sale of shares to our officer and director, $10,000 from the sale of shares to 4 independent investors, and $21,400 from a shareholder loan from our officer & director.

Subsequent to our December 31, 2006 financial statements 1,000,000 shares were issued to 32 independent shareholders pursuant to our SB-2 Registration Statement for proceeds of $16,000.

PLAN OF OPERATION

Our cash in the bank at December 31, 2006 was $7,490. In order to satisfy our cash requirements we were required to complete our offering of 1,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on February 6, 2007. We completed and closed our SB-2 offering on February 7, 2007 selling a total of 1,000,000 shares at $.016 per share to raise an aggregate amount of $16,000 from 32 shareholders.

We incurred operating expenses of $28,035 for the year ended December 31, 2006. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement. Our net loss for the year ended December 31, 2006 was $28,035.

In their report on our audited financial statements as at December 31, 2006, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

We have accomplished the following during Phase I of our operations: explored the Las Alamos area in Sonora State, Mexico for a possible site for copper mineral exploration, identified a site near Las Alamos for further exploration, retained the services of a licensed geologist, complied with the mining registration process of the Federal Government of Mexico by surveying the site, measuring the site, constructing a landmark for the site, and registering ten mineral claims at the site (ten Exploration Concessions). In addition, we collected approximately thirty kilograms of rocks and soil for future technical examination and analysis needed before we continue expending resources and funds in Phase II of our plan.

The Phase II exploration program is contingent upon the locating of economically viable mineralization within the Phase I program. In this phase, we intend to do the following: utilize a licensed geologist to assist us in conducting further mapping and additional sampling, identify specific geophysical drilling spots at our site, conduct a magnetometer survey, conduct mechanical trenching, excavating and drilling, and secure our licensed geologist's report as to the viability of our site for further exploration. The minimum estimated cost of the Phase II program is $12,000. Our projected steps in this phase are:

         Mapping & Additional Sampling                            $ 1,000
         Geophysical Drilling Selection Sites                     $ 2,000
         Magnetometer Survey                                      $ 1,000
         Trenching/Excavating/Drilling                            $ 2,000
         Travel & Lodging                                         $ 2,000
         Additional Assay Test & Analysis                         $ 2,000
         Geologist Report                                         $ 2,000
                                                                  -------
         Total                                                    $12,000
                                                                  =======

The above program costs are management's estimates only and the actual project costs may exceed our estimates. To date, we have not commenced exploration on the Indigo claim. We plan to complete Phase I of our exploration during the summer of 2007. The remaining Phase One steps should take approximately three months month to complete.

Subject to the discovery of economically viable mineralization in Phase I exploration, we intend to begin Phase II and complete those additional steps in the fall of 2007. We do not anticipate weather conditions during the summer or fall in Sonora will cause any delays in our exploration of the Indigo One Site. We will require additional funding to proceed with any subsequent work on the claims based on the findings from Phases I and II. We cannot provide investors with any assurance that we will be able to raise sufficient funding to fund any work after the first two phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective January 24, 2005 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 7 - FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
             * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615 *
      * TELEPHONE (858)722-5953 * FAX (858) 408-2695 * FAX (619) 422-1465 *
                         E-MAIL changgpark@gmail.com o


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Indigo Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Indigo Technologies, Inc. (A Development Stage "Company") as of December 31, 2006 and December 31, 2005 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from January 24, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indigo Technologies, Inc. as of December 31, 2006, and December 31, 2005 and the results of its operation and its cash flows for the years then ended and for the period from January 24, 2005 (inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park, CPA
---------------------------
CHANG G. PARK, CPA

February 6, 2007
San Diego, CA. 91910

        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                            INDIGO TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                  As of             As of
                                                               December 31,      December 31,
                                                                  2006               2005
                                                                --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                          $  7,490           $     --
                                                                --------           --------
TOTAL CURRENT ASSETS                                               7,490                 --
                                                                --------           --------

      TOTAL ASSETS                                              $  7,490           $     --
                                                                ========           ========

           LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan Payable - (related party)                                $ 21,400           $     --
                                                                --------           --------
TOTAL CURRENT LIABILITIES                                         21,400                 --

TOTAL LIABILITIES                                                 21,400                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,250,000 shares issued and outstanding
   as of December 31, 2006)                                        5,125                 --
  Additional paid-in capital                                       9,000                 --
  Deficit accumulated during development stage                   (28,035)                --
                                                                --------           --------

TOTAL STOCKHOLDERS' EQUITY                                       (13,910)                --
                                                                --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $  7,490           $     --
                                                                ========           ========

                       See Notes to Financial Statements

                            INDIGO TECHNOLOGIES, INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                               November 30, 2005
                                                                                  (inception)
                                       Year ended            Year ended             through
                                       December 31,          December 31,         December 31,
                                          2006                  2005                 2006
                                       -----------           -----------          -----------
REVENUES
  Revenues                             $        --           $        --          $        --
                                       -----------           -----------          -----------
TOTAL REVENUES                                  --                    --

OPERATING EXPENSE
  Administrative Expenses                   28,036                    --               28,036
                                       -----------           -----------          -----------
TOTAL OPERATING EXPENSE                    (28,036)                   --              (28,036)

OTHER INCOME (EXPENSES)
  Interest income                                1                     1
                                       -----------           -----------          -----------
TOTAL OTHER INCOME (EXPESNES)                    1                    --                    1
                                       -----------           -----------          -----------

NET INCOME (LOSS)                      $   (28,035)          $        --          $   (28,035)
                                       ===========           ===========          ===========

BASIC EARNINGS PER SHARE               $     (0.01)          $        --
                                       ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               3,640,411                    --
                                       ===========           ===========

                       See Notes to Financial Statements

                            INDIGO TECHNOLOGIES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From January 24, 2005 (Inception) through December 31, 2006
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated
                                                           Common       Additional      During
                                            Common         Stock         Paid-in      Development
                                             Stock         Amount        Capital         Stage            Total
                                             -----         ------        -------         -----            -----
BALANCE, JANUARY 24, 2005                         --     $       --     $       --     $       --      $       --

NET LOSS, DECEMBER 31, 2005                                                                    --              --
                                          ----------     ----------     ----------     ----------      ----------
Balance, December 31, 2005                        --             --             --             --              --
                                          ----------     ----------     ----------     ----------      ----------
Stock issued for cash on April 14, 2006
 @ $0.001 per share                        4,125,000          4,125             --                          4,125

Stock issued for cash on April 18, 2006
 @ $0.01 per share                         1,000,000          1,000          9,000                         10,000

Net loss, December 31, 2006                                                              (28,035)         (28,035)
                                          ----------     ----------     ----------     ----------      ----------

BALANCE, DECEMBER 31, 2006                 5,125,000     $    5,125     $    9,000     $  (28,035)     $  (13,910)
                                          ==========     ==========     ==========     ==========      ==========

                       See Notes to Financial Statements

                            INDIGO TECHNOLOGIES, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                            January 24, 2005
                                                                                              (inception)
                                                               Year ended      Year ended       through
                                                               December 31,    December 31,    December 31,
                                                                  2006            2005           2006
                                                                --------        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $(28,035)       $     --       $(28,035)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
                                                                --------        --------       --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (28,035)             --        (28,035)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan payable-related party                        21,400              --         21,400
  Issuance of common stock                                         5,125                          5,125
  Additional paid-in capital                                       9,000              --          9,000
                                                                --------        --------       --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       35,525              --         35,525
                                                                --------        --------       --------

NET INCREASE (DECREASE) IN CASH                                    7,490              --          7,490

CASH AT BEGINNING OF PERIOD                                           --                             --
                                                                --------        --------       --------
CASH AT END OF PERIOD                                           $  7,490        $     --       $  7,490
                                                                ========        ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                      $     --        $     --       $     --
                                                                ========        ========       ========
  Income Taxes                                                  $     --        $     --       $     --
                                                                ========        ========       ========

                       See Notes to Financial Statements

                            INDIGO TECHNOLOGIES INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Indigo Technologies, Inc. (the Company) was incorporated under the laws of the State of Nevada on January 24, 2005. The Company is in the development stage. Its activities to date have been limited to capital formation, organization and implementing the first phase of its business plan. The company has conducted a survey of mineral sites in Mexico, secured a registered mining claim in the State of Sonora, Mexico, commissioned a geology report from its geologist and collected approximately thirty kilograms of rocks and soil for technical examination and analysis.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective January 24, 2005 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

                            INDIGO TECHNOLOGIES INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from January 24, 2005 (inception) to December 31, 2006 and generated a net loss of $28,034. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has expended minimal funds to begin its operations, management believes that the company's current cash of $7,490 is sufficient to cover the expenses they will incur during the next twelve months in its initial operations phase or until the Company raises additional funding.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. RELATED PARTY TRANSACTION

Loan payable amounting to $21,400 is loaned to the Company from a director without repayment terms and with no interest being charged.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

                            INDIGO TECHNOLOGIES INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


NOTE 6. NET OPERATING LOSSES

As of December 31, 2006, the Company has a net operating loss carryforwards of approximately $28,035. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

NOTE 7. INCOME TAXES

                                                         As of December 31, 2006
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 8,410
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                     8,410
     Valuation allowance                                          (8,410)
                                                                 -------

     Net deferred tax assets                                     $     0
                                                                 =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued; whichever is more readily determinable.

On April 14, 2006 the Company issued a total of 4,125,000 shares of common stock to a director for cash at $0.001 per share.

On April 28, 2006 the Company issued a total of 1,000,000 shares of common stock for cash at $0.01 per share.

As of December 31, 2006 the Company had 5,125,000 shares of common stock issued and outstanding.

                            INDIGO TECHNOLOGIES INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2006:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,125,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENT

On February 12, 2007 the Company will issue a total of 1,000,000 shares of common stock for cash at $0.016 per share.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The director and officer of Indigo Technologies., whose one year term will expire 4/30/07, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address           Age      Position    Date First Elected    Term Expires
--------------           ---      --------    ------------------    ------------
Francisco Hoyos          70       President,       04/16/06           04/30/07
Amsterdam #10                     Secretary,
Chapultepec, California,          Treasurer,
La Mesa, Tijuana, B.C.            CFO, CEO &
Mexico                            Director

The foregoing person is a promoter of Indigo Technologies, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The director and officer intends to devote as much time as is necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

RESUME

FRANCISCO HOYOS has been the President, CEO, Treasurer, CFO, Secretary, and Director of the Company since April 16, 2006.

WORK HISTORY

Promociones Panamericanas
General Manager - Tijuana, B.C.
1971 to Present

* Manage operations for sales of insurance.
* Create and implement marketing campaigns.
* Manage office and sales staff.

Rentautos De Baja California
General Manager - Tijuana, B.C.
1969 -1971

* Managed staff.
* Managed daily operations of rental business.

Anderson Clayton & Co.
Office Manager/Industrial Relations - Calexico, CA.
1959 - 1969

* Employee relations including hiring and training.
* Managed payroll.
* Managed building and facilities.
* Managed personnel and

Education
Instituto Tecnologico Y De Estudios Superiores De Monterrey
Monterrey, Mexico
Business Administration

ITEM 10 - EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of only Mr. Hoyos.

                           Summary Compensation Table

                                                 Other
Name &                                           Annual      Restricted                            All Other
Principal                                       Compen-        Stock         Options      LTIP      Compen-
Position         Year    Salary($)   Bonus($)   sation($)    Award(s)($)     SARs($)   Payouts($)  sation($)
--------         ----    ---------   --------   ---------    -----------     -------   ----------  ---------
F. Hoyos         2005       -0-        -0-         -0-           -0-           -0-         -0-         -0-
President        2006       -0-        -0-         -0-           -0-           -0-         -0-         -0-

There are no current employment agreements between the company and its executive officer.

On April 16, 2006, a total of 4,125,000 shares of Common Stock were issued in exchange for cash in the amount of $4,125 U.S., or $.001 per share.

The terms of these stock issuances were as fair to the company, in Mr. Hoyos' opinion as the sole officer and director, as could have been made with an unaffiliated third party. In making this determination he relied upon the fact that the 4,125,000 shares were valued at par and purchased for $4,125 in cash.

The officer currently devotes an immaterial amount of time to manage the affairs of the company, approximately 5 to 7 hours per week. The director and principal officer has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. Mr. Hoyos has loaned the company $21,400 through September 30, 2006 for its operating expenses and has declined receiving compensation from the company while loaning funds to the company.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of Indigo's voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

     Name and Address of                 No. of            Percentage
     Beneficial Owner (1)                Shares           of Ownership:
     --------------------                ------           -------------

     Francisco Hoyos                    4,125,000             68%
     Amsterdam #10
     Chapultepec, California,
     La Mesa, Tijuana, B.C. Mexico

     All Officers and
     Directors as a Group               4,125,000             68%

----------
(1) The person named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Hoyos, the officer and director of the corporation. The costs associated with the use of the telephone and mailing address were deemed to be immaterial as the telephone and mailing address were almost exclusively used by him for other business purposes.

Mr. Hoyos has loaned the company $21,400 through December 31, 2006 for its operating expenses and has declined receiving compensation from the company while loaning funds to the company.

Mr. Hoyos, the sole officer and director will not be paid for any underwriting services that he performs on our behalf with respect to our SB-2 offering.

On April 16, 2006, a total of 4,125,000 shares of Common Stock were issued in exchange for cash in the amount of $4,125 U.S., or $.001 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by officers and directors of the Company. (See "Principal Stockholders".)

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------
      3(i)         Articles of Incorporation*
      3(ii)        Bylaws*
      31.1         Sec. 302 Certification of CEO
      31.2         Sec. 302 Certification of CFO
      32.1         Sec. 906 Certification of CEO
      32.2         Sec. 906 Certification of CFO

----------
*    Included in our original SB-2 filing under Commission File Number
     333-139910.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $4,250, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Francisco Hoyos                                           February 9, 2007
-------------------------------------                         ----------------
Francisco Hoyos, President                                          Date
(Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer)