Form 10QSB
period 2007-03-31
Indigo Technologies, Inc.
filed 2007-04-27
CIK 1364622

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2007

                        Commission File Number 333-139910


                            INDIGO TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

             Nevada                         1000                  20-2234410
  (State or other jurisdiction            (Primary              (IRS Employer
of incorporation or organization)         SIC Code)          Identification No.)


                                 Amsterdam # 10
                        Chapultepec, California, La Mesa
                              Tijuana, B.C. Mexico
                                 (775) 352-3915
               (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

                                 Francisco Hoyos
                                 P.O. Box 431687
                              San Ysidro, CA 92143
                     (Mailing Address of Agent for Service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 6,125,000 shares of Common Stock outstanding as of March 31, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended March 31, 2007, prepared by the company, immediately follow.

                            INDIGO TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                                 As of               As of
                                                                                March, 31         December, 31
                                                                                  2007               2006
                                                                                --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                          $ 16,620           $  7,490
                                                                                --------           --------
TOTAL CURRENT ASSETS                                                              16,620              7,490
                                                                                --------           --------

      TOTAL ASSETS                                                              $ 16,620           $  7,490
                                                                                ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                              $ 10,500           $     --
  Loan Payable - (related party)                                                  21,400             21,400
                                                                                --------           --------
TOTAL CURRENT LIABILITIES                                                         31,900             21,400

      TOTAL LIABILITIES                                                           31,900             21,400

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,125,000 shares and 5,125,000 shares issued and outstanding
   as of March 31, 2007 and December 31, 2006, respectively)                       6,125              5,125
  Additional paid-in capital                                                      24,000              9,000
  Deficit accumulated during development stage                                   (45,405)           (28,035)
                                                                                --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                                 (15,280)           (13,910)
                                                                                --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $ 16,620           $  7,490
                                                                                ========           ========

                       See Notes to Financial Statements

                            INDIGO TECHNOLOGIES, INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                January 24, 2005
                                      Three months          Three months          (inception)
                                         Ended                 Ended               through
                                        March 31,             March 31,            March 31,
                                          2007                  2006                 2007
                                       -----------           -----------          -----------
REVENUES
  Revenues                             $        --           $        --          $        --
                                       -----------           -----------          -----------
TOTAL REVENUES                                  --                    --

OPERATING EXPENSE
  Administrative Expenses                   17,370                    --               45,406
                                       -----------           -----------          -----------
TOTAL OPERATING EXPENSE                    (17,370)                   --              (45,406)

OTHER INCOME (EXPENSES)
  Interest income                               --                     1
                                       -----------           -----------          -----------
TOTAL OTHER INCOME (EXPESNES)                   --                    --                    1
                                       -----------           -----------          -----------

NET INCOME (LOSS)                      $   (17,370)          $        --          $   (45,405)
                                       ===========           ===========          ===========

BASIC EARNINGS PER SHARE               $     (0.00)          $        --
                                       ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               5,658,333                    --
                                       ===========           ===========


                       See Notes to Financial Statements

                            INDIGO TECHNOLOGIES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From January 24, 2005 (Inception) through March 31, 2007
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                                 Common       Additional      During
                                                  Common         Stock         Paid-in      Development
                                                   Stock         Amount        Capital         Stage            Total
                                                   -----         ------        -------         -----            -----
BALANCE, JANUARY 24, 2005                               --     $    --        $      --     $       --      $       --

NET LOSS, DECEMBER 31, 2005                                                                         --              --
                                                ----------     -------        ---------     ----------      ----------
Balance, December 31, 2005                              --          --               --             --              --
                                                ----------     -------        ---------     ----------      ----------
Stock issued for cash on April 14, 2006
 @ $0.001 per share                              4,125,000       4,125               --                          4,125

Stock issued for cash on April 18, 2006
 @ $0.01 per share                               1,000,000       1,000            9,000                         10,000

Net loss, December 31, 2006                                                                   (28,035)         (28,035)
                                                ----------     -------        ---------     ----------      ----------
BALANCE, DECEMBER 31, 2006                       5,125,000       5,125            9,000        (28,035)        (13,910)
                                                ----------     -------        ---------     ----------      ----------
Stock issued for cash on February 12, 2007
 @ $0.016 per share                              1,000,000       1,000           15,000                         16,000

Net loss, March 31, 2007                                                                       (17,370)        (17,370)
                                                ----------     -------        ---------     ----------      ----------
BALANCE, MARCH 31, 2007                          6,125,000     $ 6,125        $  24,000     $  (45,405)     $  (15,280)
                                                ==========     =======        =========     ==========      ==========

                       See Notes to Financial Statements

                            INDIGO TECHNOLOGIES, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      November 30, 2005
                                                                   Three months       Three months       (inception)
                                                                      Ended              Ended            through
                                                                     March 31,          March 31,         March 31,
                                                                       2007               2006              2007
                                                                     --------           --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(17,370)          $     --          $(45,405)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase in accounts payable                                       10,500                               10,500
                                                                     --------           --------          --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (6,870)                --           (34,905)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan payable-related party                                 --                 --            21,400
  Issuance of common stock                                             16,000                               30,125
                                                                     --------           --------          --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            16,000                 --            51,525
                                                                     --------           --------          --------

NET INCREASE (DECREASE) IN CASH                                         9,130                 --            16,620

CASH AT BEGINNING OF PERIOD                                             7,490                                   --
                                                                     --------           --------          --------
CASH AT END OF PERIOD                                                $ 16,620           $     --          $ 16,620
                                                                     ========           ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
     Interest                                                        $     --           $     --          $     --
                                                                     ========           ========          ========
     Income Taxes                                                    $     --           $     --          $     --
                                                                     ========           ========          ========

                       See Notes to Financial Statements

                            INDIGO TECHNOLOGIES INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


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

                            INDIGO TECHNOLOGIES INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from January 24, 2005 (inception) to March 31, 2007 and generated a net loss of $45,505. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has expended minimal funds to begin its operations, management believes that the company's current cash of $16,620 is sufficient to cover the expenses they will incur during the next twelve months in its initial operations phase or until the Company finds mineralization or raises additional funding.

NOTE 4. RELATED PARTY TRANSACTION

Loan payable amounting to $21,400 is loaned to the Company from a director without repayment terms and with no interest being charged.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6. NET OPERATING LOSSES

As of March 31, 2007, the Company has a net operating loss carryforwards of approximately $45,505. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

                            INDIGO TECHNOLOGIES INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 7. INCOME TAXES

                                                            As of March 31, 2007
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 15,438
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                      15,438
     Valuation allowance                                           (15,438)
                                                                  --------

     Net deferred tax assets                                      $      0
                                                                  ========

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

On February 12, 2007 the Company issued a total of 1,000,000 shares of common stock for cash at $0.016 per share pursuant to an SB-2 Registration Statement which became effective on February 6, 2007.

As of March 31, 2007 the Company had 6,125,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2007:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,125,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $17,370 for the three months ended March 31, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. As of March 31, 2007 there was $21,400 owed to the officer and director of the company, for which there are no specific terms of repayment.

Our net loss from inception through March 31, 2007 was $45,405. There was no net loss for the 3 months ended March 31, 2006.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $16,620. Until approximately June 2007, we believe our small cash balance is sufficient to fund limited levels of operations. If we experience a shortage of funds prior to funding we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and correspondence with our shareholders, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

In order to achieve our exploration program goals, we required the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-139910 which became effective on February 6, 2007. On February 12, 2007 the offering was closed with proceeds to the company of $16,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

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

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-139910, at the SEC website at www.sec.gov:

     Exhibit No.                          Description
     -----------                          -----------
        3.1          Articles of Incorporation*
        3.2          Bylaws*
       31.1          Sec. 302 Certification of Principal Executive Officer
       31.2          Sec. 302 Certification of Principal Financial Officer
       32.1          Sec. 906 Certification of Principal Executive Officer
       32.2          Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 27, 2007                      Indigo Technologies, Inc., Registrant


                                    By: /s/ Francisco Hoyos
                                        ----------------------------------------
                                        Francisco Hoyos, President,
                                        Director and Chief
                                        Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 27, 2007                      Indigo Technologies, Inc., Registrant


                                    By: /s/ Francisco Hoyos
                                       -----------------------------------------
                                       Francisco Hoyos, President, Director,
                                       Chief Executive Officer, Chief Financial
                                       Officer and Principal Accounting Officer