Form 10QSB
period 2007-06-30
China Shoe Holdings, Inc.
filed 2007-08-14
CIK 1364622

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the Period ended June 30, 2007

Commission File Number 333-139910

China Shoe Holdings, Inc.
(Name of small business issuer in its charter)

Nevada	1712	20-2234410
(State or other jurisdiction of incorporation or organization)	(Primary SIC Code)	(IRS Employer Identification No.)

488 Wai Qingsong Road,
Waigang, Jiading District, Shanghai
People’s Republic of China 201800
 011-86-21-59587756
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)

Gu Xianzhong, President and CEO
488 Wai Qingsong Road
Waigang, Jiading District, Shanghai
People’s Republic of China 201800
 011-86-21-59587756
(Mailing Address of Agent for Service)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 100,000,001 shares of Common Stock outstanding as of June 30, 2007.

PART I.
Item 1. FINANCIAL STATEMENTS.

See Financial Statements beginning on Page F-1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of our “Report of Unscheduled Material Events or Corporate Changes” on Form 8-K for the years ended December 31, 2006 and December 2005, and other risks mentioned in this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of terms

Except as otherwise indicated by the context, references in this Form 10-Q to “CHSH,” “we,” “us,” “our,” “our Company,” or “the Company” are to China Shoe Holdings, Inc., a Nevada corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “WSTG” are to Wholly Success Technology Group Limited, a British Virgin Islands corporation; (ii) “SHKH” are to Shanghai Kanghong Yunheng Enterprise Development Company Limited., a corporation incorporated in the People's Republic of China; (iii) “BVI” are to British Virgin Islands; (vi) “PRC” and “China” are to the People's Republic of China; (v) “U.S. dollar,” “$” and “US$” are to United States dollars; (vi) “RMB” are to Yuan Renminbi of China; (vii) “Securities Act” are to the Securities Act of 1933, as amended; and (viii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

The Company continued to implement its growth strategy for the six month ended June 30, 2007 through slightly higher marketing efforts to be placed on the ladies footwear for the Japanese market.

The Company continued to strengthen its balance sheet in 2006 and for the six month ended of June 30, 2007. Total assets and stockholders’ equity have both increased.

Our Business

We are an independent, single facility-based, private label designer, manufacturer and marketer of a broad line of woman’s shoes, in which the footwear are generally sold under its customers’ brand names. We also manufactures shoe component such as soles, for other shoe manufacturers.

In 2006, we sold shoes and shoe components to approximately forty customers in Japan and China. Our factory is located in Jiading Township, a suburb of Shanghai in the People’s Republic of China.

Recent Development

On July 3, 2007, a closing was held pursuant to an Agreement and Plan of Reorganisation, dated as of June 29, 2007, the “Agreement”) by and among the Company, WSTG, a BVI Corporation, and WSTG’s shareholders. Pursuant to the Agreement, each shareholder of WSTG exchanged all of his shares in WSTG for shares in The Company with an aggregate of 69,615,000 shares in the Company being issued in exchange for the shares in WSTG. In addition, the Agreement provided that China Venture Partners, Inc (“CVP”), a Delaware corporation, would be issued 15,185,000 shares in the Company at their par value of $0.001 per share for service pursuant to a consulting agreement which the Company and CVP have agreed to value at $15,185. CVP has advised the Company that it is assigning a portion of the shares it received pursuant to the consulting agreement as set forth herein.

WSTG is the owner of all the outstanding shares of SHKH, a corporation organized under the laws of the People’s Republic of China (“PRC”) and a manufacturer of woman’s shoes, casual shoes and shoe components.

Under the terms of the Agreement, all of the officers of the Company resigned, WSTG was permitted to appoint two directors, representing 50% of the Company’s Board of Directors and WSTG and the Company agreed not to file a registration statement on From SB-2 allowing for insiders’ share sales for a period of one year or to file a registration statement on From S-8 for nine months. CVP provides general business consulting services, specializing in the needs of entities with interests in the PRC.

Results of Operations

The following table summarizes the results of our operations during the six-month period ended June 30 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2007 to the six month period ended June 30, 2006.

All amount, other than percentages, in millions of U.S dollars

Three Months Ended June 20, 2007 Compared to Three Months Ended June 30, 2006

Revenue: Revenue was $1.95 million for the three months ended June 30, 2007 as compared to $1.28 million for the three months ended June 30, 2006, representing an increase by 52.3%. The increase in revenue was mainly contributed to the increased in the proportion of sales into the Japanese market.

Cost of Revenue and Gross Profit: Cost of revenue and gross profit were respectively $1.30 million and $0.65 million for the three months ended June 30, 2007 as compared to $1.06 million and $0.23 million for the three months ended June 30, 2006, representing an increase by 23.2% and 188.3% respectively. Accordingly, the substantial growth in cost of revenue and gross profit were attributable to the increased in the proportion of sales into the Japanese market that are generally at higher margins than sales within the PRC.

Operating Expenses: Operating expenses was $0.44 million for the three months ended June 30, 2007 as compared to $0.17 million for the three months ended June 30, 2006, representing an increase by 156.7%. Such increased was mainly attributable to the hiring of additional staff and overtime compensation paid to the workers, increased in entertainment and motor vehicle expenses for serving the Japanese customers and professional expenses related to the reverse take-over activities on the over-the counter market.

Income Tax Expenses: No income tax was incurred during the three months ended June 30, 2007. Starting from the first quarter of 2007, Shanghai Kanghong Yunheng Enterprise Development Company Limited, a subsidiary of the Group, which operates in the People’s Republic of China (“PRC”), is exempted from the PRC state and local enterprise income tax for the first two profitable financial years of operation and therefore a 50% relief from the PRC state corporate income tax for the following three years. Accordingly, it was not subject to tax in 2007.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax law rate for our operating subsidiaries may be subject to change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on out financial position and operating results.

Net income: Net income was $0.20 million for the three months ended June 30, 2007 as compared to $0.03 million for the three months ended June 30, 2006, representing an increase by 486.0%, the increase was mainly attributable to the increase in the greater proportion of sales from the Japanese market.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue: During the six months ended June 30, 2007, we experienced a substantial growth in sales, sales revenue was $3.13 million for the six months ended June 30, 2007 as compared to $1.94 million for the six months ended June 30, 2006, representing an increase by 61.0%. The increase in revenue was mainly attributable to the increased in the proportion of sales into the Japanese market.

Cost of Revenue and Gross Profit: Cost of revenue and gross profit were respectively $2.11 million and $1.02 million for the six months ended June 30, 2007 as compared to $1.55 million and$0.39 million for the six months ended June 30, 2006, representing an increase by 35.5% and 162.6% respectively. Accordingly, the substantial growth in cost of revenue and gross profit were attributable to the increased in the proportion of sales into the Japanese market that are generally at higher margins than sales within the PRC.

Operating Expenses: Operating expenses was 0.62 million for the six months ended June 30, 2007 as compared to $0.27 million for the six months ended June 30, 2006, representing an increase by 133.0%. Such increased was mainly attributable to Such increased was mainly attributable to the hiring of additional staff and overtime compensation paid to the workers, increased in entertainment and motor vehicle expenses for serving the Japanese customers and professional expenses related to the reverse take-over activities on the over-the counter market.

Income Tax Expenses: No income tax was incurred during the period from January 2007 to June 2007, as starting from the first quarter of 2007, Shanghai Kanghong Yunheng Enterprise Development Company Limited, a subsidiary of the Group, which operates in the People’s Republic of China (“PRC”), is exempted from the PRC state and local enterprise income tax for the first two profitable financial years of operation and therefore a 50% relief from the PRC state corporate income tax for the following three years. Accordingly, it was not subject to tax in 2007.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax law rate for our operating subsidiaries may be subject to change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on out financial position and operating results.

Net income: Net income for the six months ended from January 2007 to June 2007 was $0.39 million, representing a 416.7% increase from the same period in 2006. The increase was mainly due to the increase in sales derived from the greater proportion of sales into the Japanese market.

Liquidity and Capital Resources

Cash Flows
All amounts in millions of U.S. dollars

	Six months ended
	2007	2006
Net cash (used in) provided by operating activities	$(0.09)	$0.21
Net cash provided by investing activities	-	-
Net cash provided by financing activities	0.37	-

Net cash in cash and cash equivalents	$0.28	$0.21

Operating Activities:

Net cash used in operating activities was ($0.09) million for the six months ended June 30, 2007, which is a decrease of ($0.30) million from $0.21 million of the net cash provided by operating activities for the same period in 2006. The decrease was mainly due to the increase in account receivables, inventories, other receivables and prepayment, value added tax receivable, accounts payable, other payable and accrued liabilities, amounts due to directors and loan repayable to a related party.

Investing Activities:

There is no cash used in investing activities for both the six months ended June 30 2007 and June 30 2006.

Financing Activities:

Net cash provided by financing activities in the six months ended June 30, 2007 totaled $0.37 million as compared to nil in the same period of 2006. The increase of cash provided by financing activities was mainly attributable to the proceeds from short term borrowings.

Short Term Bank Borrowings:

The Company utilizes short term bank borrowings to provide for its liquidity needs as the Company is typically paid for its product adequate to allow the Company to operate at present levels and to sustain moderate growth.

Short-term bank borrowings were as follows:

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)

Short-term bank loans	$191,116	$185,600
Trust receipt loans	469,514	147,649
	$660,630	$333,249

Management believes that the Company’s reputation for quality production will result in more large orders that will be difficult to fill without significant plant expansion and to explore the feasibility of entering the retail shoe market in China. However, the Company does not have any commitments for additional financing and no assurance is given that any additional financing will be available or that, if available, it will be on terms that are favorable to our shareholders.

ITEM 3. CONTROLS AND PRODCECURES

Members of our management, including our Chief Financial Officer and Principal Accounting and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2007, the end of the period covered by this report. Based upon that evaluation, Mr. Burley concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported on Form 8-K dated July 3, 2007.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Previously reported on Form 8-K dated June 6, 2007.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

b)	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) REPORTS ON FORM 8-K

The Company filed a Form 8-K, dated June 6, 2007. The Company filed additional reports on Form 8-K after the close of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Shoe Holdings, Inc.

(Registrant)

Date: August 14, 2007	By:	/s/ Gu Xianzhong

Gu Xianzhong President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Gu Xianzhong	President and CEO	August 14, 2007
Gu Xianzhong

/s/ Angus Cheung Ming	Chief Financial Officer	August 14, 2007
Angus Cheung Ming	(Principal Financial and Accounting Officer)

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc., A Development Stage Company)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pages
Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2007 and 2006	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	F-4

Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2007	F-5

Notes to Condensed Consolidated Financial Statements	F-6 - F-16

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies, Inc., A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30 2007 AND DECEMBER 31, 2006
(Currency expressed in United States Dollars (‘US$”), except for number of shares)

	June 30, 2007	December 31, 2006
ASSETS	(unaudited)	(restated)
Current assets:
Cash and cash equivalents	$617,924	$335,474
Restricted cash	123,896	60,160
Accounts receivable, trade	973,529	582,372
Advances to employees	-	145,040
Inventories	1,054,020	384,394
Value added tax receivable	16,446	66,948
Other receivables and prepayments	324,948	227,769

Total current assets	3,110,763	1,802,157

Non-current assets:
Property, plant and equipment, net	1,235,186	1,382,851

TOTAL ASSETS	$4,345,949	$3,185,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	$660,630	$333,249
Accounts payable, trade	602,336	253,201
Income tax payable	-	20,119
Amount due to directors	105,482	-
Other payables and accrued liabilities	95,546	99,293

Total current liabilities	1,463,994	705,862

Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 100,000,001 shares and 69,615,000 shares issued and outstanding as of June 30, 2007 and December 31, 2006	100,000	69,615
Additional paid-in capital	1,838,549	1,853,749
Accumulated other comprehensive loss	(31,657)	(33,829)
Retained earnings	975,063	589,611

	2,881,955	2,479,146
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,345,949	$3,185,008

See accompanying notes to condensed consolidated financial statements.

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies, Inc., A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENISVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,2007 AND 2006
(Currency expressed United States Dollars (‘US$”), except for number of shares)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

OPERATING REVENUES	$1,954,897	$1,283,452	$3,128,872	$1,943,913

COST OF REVENUES	1,303,201	1,057,437	2,106,141	1,554,408

GROSS PROFIT	651,696	226,015	1,022,731	389,505

OPERATING EXPENSES:
Depreciation	5,344	2,356	12,511	4,712
Stock-based compensation	15,185	-	15,185	-
General and administrative	422,546	170,231	592,596	261,538

Total operating expenses	443,075	172,587	620,292	266,250

INCOME FROM OPERATIONS	208,621	53,428	402,439	123,255

OTHER INCOME (EXPENSE):
Other income	348	83	525	83
Interest expense	(12,599)	(1,175)	(17,512)	(9,670)

Total other expense	(12,251)	(1,092)	(16,987)	(9,587)

INCOME BEFORE INCOME TAXES	196,370	52,336	385,452	113,668

Income tax expenses	-	(18,826)	-	(39,065)

NET INCOME	$196,370	$33,510	$385,452	$74,603

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(15,237)	27,374	2,172	19,166

COMPREHENSIVE INCOME	$181,133	$60,884	$387,624	$93,769

Net income per share- Basic and diluted	$0.00	$0.00	$0.01	$0.00

Weighted average number of shares outstanding during the period - Basic and diluted	70,282,802	69,615,000	71,139,972	69,615,000

See accompanying notes to condensed consolidated financial statements.

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies, Inc., A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,2007 AND 2006
(Currency expressed United States Dollars (‘US$”))
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$385,452	74,603
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	147,665	39,849
Shares issued for service rendered, non-cash	15,185	-
Change in operating assets and liabilities:
Accounts receivable, trade	(391,157)	283,299
Inventories	(669,626)	(34,861)
Advances to employees	145,040	(151,072)
Other receivables and prepayments	(97,179)	(214,087)
Value-added tax receivable	50,502	(7,773)
Accounts payable, trade	349,135	(249,800)
Other payables and accrued liabilities	(3,747)	482,934
Income tax payable	(20,119)	(8,421)

Net cash (used in) provided by operating activities	(88,849)	214,671

Cash flows from financing activities:
Advances from a director	105,482	-
Draw down from short-term bank borrowings	327,381	-
Increase in restricted cash	(63,736)	-

Net cash provided by financing activities	369,127	-

Foreign currency translation adjustment	2,172	19,166

NET CHANGE IN CASH AND CASH EQUIVALENTS	282,450	233,837

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	335,474	164,843

CASH AND CASH EQUIVALENTS, END OF PERIOD	$617,924	398,680

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$20,119	$-
Cash paid for interest expenses	$17,512	$-

See accompanying notes to condensed consolidated financial statement

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc., A Development Stage Company)
CONDENSED CONSOLDIATED STATEMENTS OF STOCKHOLDERS’EQUITY
FOR THE SIX MONTHS ENDED JUNE 30,2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
	No. of share	Amount	capital	loss	earnings	Total
Balance as of January 1, 2006 (restated)	69,615,000	$69,615	$1,853,749	$(78,204)	$415,993	$2,261,153

Foreign currency translation adjustment	-	-	-	44,375	-	44,375

Net income for the year	-	-	-	-	173,618	173,618

Balance as of December 31, 2006	69,615,000	69,615	1,853,749	(33,829)	589,611	2,479,146

Shares issued to complete reverse acquisition	15,200,001	15,200	(15,200)	-	-	-

Shares issued for service	15,185,000	15,185	-	-	-	15,185

Net income for the period	-	-	-	-	385,452	385,452

Foreign currency translation adjustment	-	-	-	2,172	-	2,172

Balance as of June 30,2007	100,000,001	$100,000	$1,838,549	$(31,657)	$975,063	$2,881,955

See accompanying notes to condensed consolidated financial statement

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED 30 JUNE, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)
NOTE –1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited condensed consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE–2 ORGANIZATION AND BUSINESS BACKGROUND

China Shoe Holdings, Inc. (the “Company” or “CHSH”) was incorporated in the State of Nevada on January 24, 2005 as Indigo Technologies, Inc. On June 6, 2007, CHSH changed its name to China Shoe Holdings, Inc. The principal activity of CHSH, through its subsidiaries, is engaged in the manufacturing of ladies fashion footwear for shoes retailers in Japan and China. Meanwhile, the Company also produces various types of shoe soles for the domestic market in the PRC. To reveal the competency in the shoes manufacturing industry, the Company has developed the following proprietary technologies: (i) PU imitational grainy sole, (ii) TPR modified materials and (iii) Viscose water. The Company has registered and obtained “Utility Model” patent and “Invention” patent respectively for these innovations from the State Intellectual Property Office of the PRC in 2006.

CHSH was considered a development stage company and its principal activity is seeking and consummating a merger or acquisition opportunity with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises” . CHSH did not generate revenues from any business operations from its inception.

On June 6, 2007, CHSH completed a 7.6 for 1 forward stock split on the common stock in the form of a dividend and the par value remains at $0.001 per share. In addition, Amended and Restated Articles of Incorporation was filed to the Secretary of State of the State of Nevada in connection with the increase in authorized capital stock from 75,000,000 shares of common stock at par value of $0.001 per share to 300,000,000 shares of common stock at par value $0.001 per share and 10,000,000 shares of preferred stock at par value $0.001 per share.

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED 30 JUNE, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)
On June 29, 2007, the CHSH cancelled 31,350,000 restricted shares of common stock. All common stock and per share data for all periods presented in these condensed consolidated financial statements have been restated to give effect to the forward stock split and stock cancellation.

As a result, the total number of issued and outstanding shares of the Company before the stock exchange transaction was increased from 6,125,000 to 15,200,000 shares and par value of its common stock was unchanged at $0.001.

On June 29, 2007, CHSH completed a stock exchange transaction with Wholly Success Technology Group Limited (“WSTG”). WSTG was incorporated as a limited liability company in the British Virgin Islands (“BVI”) on December 16, 2004 with an authorized, issued and outstanding shares of 994,500 common stock at par value of $1 per share. Its principal activity is investment holding.

The stock exchange transaction involved CHSH issued to each WSTG’s shareholder 70 shares of common stock of the Company for each share of common stock of WSTG. As a result, the total number of new issued and outstanding shares of common stock to WSTG’s shareholders was 69,615,000 shares.

In addition to the stock exchange transaction, CHSH agreed to issue an additional 15,185,000 restricted common stock of the Company to China Venture Partners for consulting services at the price of $0.001 per share.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the CHSH whereby WSTG is deemed to be the accounting acquirer (legal acquiree) and CHSH to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of WSTG, with the assets and liabilities, and revenues and expenses, of CHSH being included effective from the date of stock exchange transaction. CHSH is deemed to be a continuation of the business of WSTG. Accordingly, the accompanying consolidated financial statements include the following:

(1)	the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)
the financial position, results of operations, and cash flows of the acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

On February 9, 2006, WSTG entered an equity transfer agreement with the equity owners of Shanghai Kanghong Yunheng Enterprise Development Company Limited (“Shanghai Kanghong”), whereby WSTG paid a cash consideration of $1,921,398 (equivalent to Renminbi (“RMB”) 15,231,800) to purchase the total equity of Shanghai Kanghong. Shanghai Kanghong was organized as a limited liability company and located in Shanghai city, the People’s Republic of China (“PRC”) with a registered capital of RMB 15,000,000. The transfer has been accounted for as a reorganization of entities under common control as the companies were beneficially owned by identical shareholders and share common management. The financial statements have been prepared as if the reorganization had occurred retroactively.

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED 30 JUNE, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

CHSH, WSTG and Shanghai Kanghong are collectively known as “the Company” in these condensed consolidated financial statements.

NOTE–3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, WSTG and Shanghai Kanghong.

All significant inter-company balances and transactions within the Company and subsidiaries have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Restricted cash

Restricted cash consists of cash pledged with a bank as collateral for all letters of credit.

●	Accounts receivable, trade

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2007, the Company recorded no allowance for doubtful accounts.

●	Inventories

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED 30 JUNE, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

Inventories include direct materials, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a FIFO. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Buildings	20 years	5%
Plant and machinery	10 years	5%
Office equipments	10 years	5%
Motor vehicles	5 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

●	Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of June 30, 2007.

●	Revenue recognition

The Company derives revenues from the sale of self-manufactured products. The Company recognizes its revenues net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products of Shanghai at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)	Sale of products

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED 30 JUNE, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the six months ended June 30, 2007.

(b)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenue

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products.

●	Income taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

●	Stock-based compensation

The Company adopts SFAS No. 123R,“Accounting for Stock-Based Compensation” using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period, which is generally the vesting period.

●	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128,“Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Comprehensive (loss) income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED 30 JUNE, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

●	Foreign currencies translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”). Transactions denominated in currencies other than U.S. dollar are translated at the average rate for the period. Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other expenses in the condensed consolidated statements of operations and comprehensive income.

The Company’s subsidiaries maintain their books and record in their local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statements of operations is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiaries’ financial statements are recorded as accumulated other comprehensive income.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates in one principal reportable segment in Japan and the PRC.

●	Fair value of financial instruments

The Company values its financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, receivable from a third party, prepayments and deposits, short-term bank loan, other payables and accrued liabilities and income tax payable.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED 30 JUNE, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

●	Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007.

The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of June 30, 2007.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.159,“The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No.115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No.159 are elective; however, the amendment to FASB No.115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

NOTE–4 ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required for the six months ended June 30, 2007.

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED 30 JUNE, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

NOTE–5 INVENTORIES

Inventories consisted of following:

	June 30, 2007	December 31, 2006
		(restated)

Raw materials	$955,273	$211,682
Work in progress	-	56,948
Finished goods	98,747	115,764
	$1,054,020	$384,394

For the six months ended June 30, 2007 and 2006, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NOTE–6 OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following:

	June 30, 2007	December 31, 2006
		(restated)

Other receivables	$12,433	$9,130
Prepayments	312,515	218,639
	$324,948	$227,769

NOTE–7 PROPERTY, PLANT AND EQUIPMENT, NET

Plant and equipment, net, consisted of the following:

	June 30, 2007	December 31, 2006
		(restated)

Buildings	$403,046	$403,046
Plant and machinery	1,419,238	1,419,238
Office equipments	38,954	38,954
Motor vehicles	29,452	29,452
	1,890,690	1,890,690
Less: accumulated depreciation	(655,504)	(507,839)

Property, plant and equipment, net	$1,235,186	$1,382,851

As of December 31, 2006, in accordance with the "Assets Transfer Agreement" signed by Shanghai Kanghong, Mr. Gu Xianzhong and Mr. Gu Changhong, the ownership of the building suites is recorded on Shanghai Kanghong's books of record. The net book value of the assets was $401,910 as of June 30, 2007. All parties have declared that the ownership of the assets should be Shanghai Kanghong's as of the balance sheet date and legally the transfer of ownership of the assets is under progress with the Real Property Registry of Jia Ding District, Shanghai.

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED 30 JUNE, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

Depreciation expense for the six months ended June 30, 2007 and 2006 were $147,665 and $39,849, respectively.

NOTE–8 SHORT-TERM BANK BORROWINGS

Short-term bank borrowings were as follows:

	June 30, 2007	December 31, 2006
		(restated)

Short-term bank loans	$191,116	$185,600
Trust receipt loans	469,514	147,649
	$660,630	$333,249

As of June 30, 2007, the short-term bank loans consist of four individual bank loans with aggregate amount of RMB 1,450,000 (2006: RMB 1,450,000) payable to a financial institution, guaranteed by an independent third party, with interest at 7.38% (2006: 7.38%) per annum payable quarterly, with principle due October 30, 2007.

As of June 30, 2007, trust receipts loans with an aggregate amount of RMB 3,562,197 (2006: RMB 1,153,505) payable to financial institutions, guaranteed by the shareholders of the Company, with interest at 6.975% (2006: 6.975%) per annum, with principle due July 20, 2007.

NOTE–9 OTHER PAYABLES AND ACCRUED LIABILIITES

Other payables and accrued liabilities consisted of the followings:

	June 30, 2007	December 31, 2006
		(restated)

Salaries payable	$64,530	$780
Welfare payable	4,220	4,098
Advances from customers	-	43,199
Accrued expenses	21,000	43,115
Other payables	5,796	8,101
	$95,546	$99,293

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED 30 JUNE, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

NOTE–10 INCOME TAXES

The Company is registered in the United States of America and has operations in two tax jurisdictions: the United States of America and the PRC. For the six months ended June 30, 2007, the operation in the United States of America incurred net operating losses of $8,323 for income tax purposes.

In December 2006, the Shanghai city local government tax bureau in the PRC approved Shanghai Kanghong as a foreign investment enterprise. Hence, effective from January 1, 2007, Shanghai Kanghong is entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 15% for the following three years. Hence, Shanghai Kanghong did not provide any tax provision for the six months ended June 30, 2007.

The Company’s effective income tax rates for the three and six months ended June 30, 2007 and 2006 were 0%, 0% and 33% and 33%, respectively.

NOTE–11 AMOUNT DUE TO DIRECTORS

The balances due to directors represented unsecured advances which are interest-free and repayable in next twelve months.

NOTE–12 CAPITAL TRANSACTIONS

June 29, 2007, CHSH completed a stock exchange transaction with the stockholders of WSTG and CHSH issued to WSTG’s stockholders an aggregated amount equal to 69,615,000 shares of common stock of CHSH, as more fully described in Note 2.

NOTE–13 STOCK-BASED COMPENSATION

On June 29, 2007, the Company issued 15,815,000 restricted shares of common stock at the price of $0.001 per share for business advisory services to China Venture Partners (the “Consultant”). The Company calculated and recognized the stock-based compensation cost of $15,815 to the condensed consolidated statements of operations for the six months ended June 30, 2007.

NOTE–14 CONCENTRATION AND RISK

(a)	Major customers and vendors

For the six months ended June 30, 2007 and 2006, 100% of the Company’s assets were located in the PRC and 75% of the Company’s revenues were derived from customers located in Japan for six months ended June 30, 2007. Further, there are no customers and vendors who account for 10% or more of revenues and purchases.

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED 30 JUNE, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

(b)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(c)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from short-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of June 30, 2007, all of borrowings were at fixed rates.

NOTE–15 OPERATING LEASE COMMITMENT

The Company rented offices and factories under non-cancelable operating lease agreements. Based on the current rental lease agreements, the future minimum rental payments required for the coming years are as follows:

Year ending June 30:
2008	$34,111
2009	35,817
2010	37,608
2011	39,488
Thereafter	104,452
$251,476

For the six months ended June 30, 2007 and 2006, rental expenses were $30,161 and nil respectively.