Form 10QSB
period 2007-09-30
China Shoe Holdings, Inc.
filed 2007-11-14
CIK 1364622

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the Period ended September 30, 2007

Commission File Number 333-139910

China Shoe Holdings, Inc.
(Name of small business issuer in its charter)

Nevada	1712	20-2234410
(State or other jurisdiction of incorporation or organization)	(Primary SIC Code)	(IRS Employer Identification No.)

488 Wai Qingsong Road,
Waigang, Jiading District, Shanghai
People's Republic of China 201800
 011-86-21-59587756
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)

Gu Xianzhong, President and CEO
488 Wai Qingsong Road
Waigang, Jiading District, Shanghai
People's Republic of China 201800
 011-86-21-59587756
(Mailing Address of Agent for Service)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

There were 100,000,001 shares of Common Stock outstanding as of September 30, 2007.

Table of Contents

		Page
PART I.
Item 1.	FINANCIAL STATEMENTS.	3
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	3
Item 3.	CONTROLS AND PRODCECURES	8

PART II:
OTHER INFORMATION
Item 1.	Legal Proceedings	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
Item 5.	Other Information	8
Item 6.	Exhibits and Reports on Form 8-K	9
SIGNATURES		9

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PART I.
Item 1. FINANCIAL STATEMENTS.
See Financial Statements beginning on Page F-1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of theSecurities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “ExchangeAct”). Such statements include, among others, those concerning our expected financial performance and strategic andoperational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You arecautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks anduncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in theforward-looking statements. The words “believe,” “expect,” “anticipate,”“project,” “targets,” “optimistic,” “intend,” “aim,”“will” or similar expressions are intended to identify forward-looking statements. All statements other thanstatements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that couldcause actual results to differ materially from those anticipated include risks related to new and existing products; any projectionsof sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of managementfor future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” sectionof our “Report of Unscheduled Material Events or Corporate Changes” on Form 8-K for the years ended December31, 2006 and December 2005, and other risks mentioned in this Form 10-Q. The Company assumes no obligation and does notintend to update any forward-looking statements, except as required by law.

Use of terms

Except as otherwise indicated by the context, references in this Form 10-Q to “CHSH,” “we,”“us,” “our,” “our Company,” or “the Company” are to China ShoeHoldings, Inc., a Nevada corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i)“WSTG” are to Wholly Success Technology Group Limited, a limited liability company incorporated in the British Virgin Islands; (ii)“SHKH” are to Shanghai Kanghong Yunheng Enterprise Development Company Limited., a limited liability company incorporated in the People's Republic of China; (iii) “BVI” are to British Virgin Islands; (vi) “PRC”and “China” are to the People's Republic of China; (v) “U.S. dollar,” “$” and“US$” are to United States dollars; (vi) “RMB” are to Renminbi Yuen of China; (vii)“Securities Act” are to the Securities Act of 1933, as amended; and (viii) “Exchange Act” are to theSecurities Exchange Act of 1934, as amended.

Overview

The Company continued to implement its growth strategy for the nine months ended September 30, 2007 through slightly higher marketing efforts to be placed on the ladies footwear for the Japanese market.

The Company continued to strengthen its balance sheet in 2006 and for the nine months ended of September 30, 2007. Total assets and stockholders' equity have both increased.

Our Business

We are an independent, single facility-based, private label designer, manufacturer and marketer of a broad line of woman's shoes in which the footwear are generally sold under its customers' brand names. We also manufactures shoe component such as soles for other shoe manufacturers.

In 2006, we sold shoes and shoe components to approximately forty customers in Japan and China. Our factory is located in Jiading Township, a suburb of Shanghai in the People's Republic of China.

Recent Development

On July 3, 2007, a closing was held pursuant to an Agreement and Plan of Reorganisation, dated as of June 29, 2007, (the“Agreement”) by and among the Company, WSTG, a BVI Corporation, and WSTG's shareholders. Pursuant to the Agreement, each shareholder of WSTG exchanged all of his shares in WSTG for shares in The Company with an aggregate of 69,615,000 shares in the Company being issued in exchange for the shares in WSTG. In addition, the Agreement provided that China Venture Partners, Inc (“CVP”), a Delaware corporation, would be issued 15,185,000 shares in the Company at their par value of $0.001 per share for service pursuant to a consulting agreement which the Company and CVP have agreed to value at $15,185. CVP has advised the Company that it is assigning a portion of the shares it received pursuant to the consulting agreement as set forth herein.

WSTG is the owner of all the outstanding shares of SHKH, a limited liability company organized under the laws of the People's Republic of China (“PRC”) and a manufacturer of woman's shoes, casual shoes and shoe components.

Under the terms of the Agreement, all of the officers of the Company resigned, WSTG was permitted to appoint two directors, representing 50% of the Company's Board of Directors and WSTG and the Company agreed not to file a registration statementon From SB-2 allowing for insiders' share sales for a period of one year or to file a registration statement on From S-8 for nine months. CVP provides general business consulting services, specializing in the needs of entities with interests in the PRC.

Results of Operations

The following table summarizes the results of our operations during the nine months ended September 30, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2007 to the nine months ended September 30, 2007.

All amount, other than percentages, in millions of U.S dollars

	3 Months Ended September 30,
Item	2007	2006	Increase (Decrease)	% Increase (% Decrease)
Operating Revenues	$2.30	$1.20	$1.10	91.7%
Gross Profit	0.58	0.25	0.33	132.0%
Operating Expenses	0.29	0.20	0.09	45.0%
Other Income (Expenses)	(0.02)	(0.00)	(0.02)	N/A
Income Tax Expenses	-	0.02	(0.02)	-100.0%
Net Income	0.26	0.03	0.23	766.7%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue: Revenue was $2.30 million for the three months ended September 30, 2007 as compared to $1.20 million for the three months ended September 30, 2006, representing an increase by 91.7%. The increase in revenue was mainly contributed to the increase in the proportion of sales into the Japanese market.

Cost of Revenue and Gross Profit: Cost of revenue and gross profit were respectively $1.72 million and $0.58 million for the three months ended September 30, 2007 as compared to $0.95 million and $0.25 million for the three months ended September 30, 2006, representing an increase by 81.1% and 132.0% respectively. The substantial growth in gross profit was attributable to the increase in the proportion of sales into the Japanese market that are generally at higher margins than sales within the PRC.

Operating Expenses: Operating expenses was $0.29 million for the three months ended September 30, 2007 as compared to $0.20 million for the three months ended September 30, 2006, representing an increase by 45.0%. The operating expenses consisted of hiring of additional staff and overtime compensation paid to the workers, increase in entertainment and more vehicle expenses for serving the Japanese customers and professional expenses related to the reverse take-over activities on the over-the counter market.

Income Tax Expenses: No income tax was incurred during the three months ended September 30, 2007. Starting from the first quarterof 2007, Shanghai Kanghong Yunheng Enterprise Development Company Limited, a subsidiary of the Group, which operates in the People's Republic of China (“PRC”), is exempted from the PRC state and local enterprise income tax for thefirst two profitable financial years of operation and therefore a 50% relief from the PRC state corporate income tax for the following three years. Accordingly, it was not subject to tax in 2007.

On March 16, 2007, the National People's Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax law rate for our operating subsidiaries may be subjectto change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such newcorporate income tax law on our financial position and operating results.

Net income: Net income was $0.26 million for the three months ended September 30, 2007 as compared to $0.03 million for the three months ended September 30, 2006, representing an increase by 766.7%, the increase was mainly attributable to the increase in the greater proportion of sales from the Japanese market.

All amount, other than percentages, in millions of U.S dollars

	9 Months Ended September 30,
Item	2007	2006	Increase (Decrease)	% Increase (% Decrease)
Operating Revenues	$5.43	$3.14	$2.29	72.9%
Gross Profit	1.04	0.64	0.76	118.8%
Operating Expenses	0.71	0.46	0.25	54.3%
Other Income (Expenses)	(0.04)	(0.01)	(0.03)	300.0%
Income Tax Expenses	-	0.06	(0.06)	100.0%
Net Income	0.65	0.11	0.54	490.9%

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue: During the nine months ended September 30, 2007, we experienced a substantial growth in sales, sales revenue was $5.43 million for the nine months ended September 30, 2007 as compared to $3.14 million for the nine months ended September 30, 2006, representing an increase by 72.9%. The increase in revenue was mainly attributable to the increase in the proportion of sales into the Japanese market.

Cost of Revenue and Gross Profit: Cost of revenue and gross profit were respectively $4.03 million and $1.40 million for the nine months ended September 30, 2007 as compared to $2.50 million and $0.64 million for the nine months ended September 30, 2006, representing an increase by 61.2% and 118.8% respectively. The substantial growth in gross profit was attributable to the increase in the proportion of sales into the Japanese market that are generally at higher margins than sales within the PRC.

Operating Expenses: Operating expenses was $0.71 million for the nine months ended September 30, 2007 as compared to $0.46 million for the nine months ended September 30, 2006, representing an increase by 54.3%. Such increase was mainly attributable to the hiring of additional staff and overtime compensation paid to the workers, increase in entertainment and motor vehicle expenses for serving the Japanese customers and professional expenses related to the reverse take-over activities on the over-the counter market.

Income Tax Expenses: No income tax was incurred during the period from January 2007 to September 2007, as starting from the first quarter of 2007, Shanghai Kanghong Yunheng Enterprise Development Company Limited, a subsidiary of the Group, which operates in the People's Republic of China (“PRC”), is exempted from the PRC state and local enterprise income tax for the first two profitable financial years of operation and therefore a 50% relief from the PRC state corporate income tax for the following three years. Accordingly, it was not subject to tax in 2007.

On March 16, 2007, the National People's Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax law rate for our operating subsidiaries may be subject to change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

Net income: Net income for the nine months from January 2007 to September 2007 was $0.65 million, representing a 490.9% increase from the same period in 2006. The increase was mainly due to the increase in sales derived from the greater proportion of sales into the Japanese market.

Liquidity and Capital Resources

Cash Flows
All amounts in millions of U.S. dollars

	Nine months ended
	2007	2006
Net cash provided by (used in) operating activities	$0.24	$(0.04)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	0.25	-

Net change in cash and cash equivalents	$0.49	$(0.04)

Operating Activities:

Net cash provided by operating activities was $0.24 million for the nine months ended September 30, 2007, which is an increase of $0.28 million from ($0.04) million of the net cash used in operating activities for the same period in 2006. The increase was mainly due to the increase in net income, accounts payable, other payable and accrued liabilities and amounts due to directors.

Investing Activities:

There is no cash used in investing activities for both the nine months ended September 30 2007 and September 30 2006.

Financing Activities:

Net cash provided by financing activities in the nine months ended September 30, 2007 totaled $0.25 million as compared to $0 in the same period of 2006. The increase of cash provided by financing activities was mainly attributable to the proceeds from short term bank borrowings.

Short Term Bank Borrowings:

The Company utilizes short term bank borrowings to provide for its liquidity needs as the Company is typically paid for its product adequate to allow the Company to operate at present levels and to sustain moderate growth.

Short-term bank borrowings were as follows:

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)

Short-term bank loans	$193,436	$185,600
Trust receipt loans	584,398	147,649
	$777,834	$333,249

Management believes that the Company's reputation for quality production will result in more large orders that will be difficult to fill without significant plant expansion and to explore the feasibility of entering the retail shoe market in China. However, the Company does not have any commitments for additional financing and no assurance is given that any additional financing will beavailable or that, if available, it will be on terms that are favorable to our shareholders.

ITEM 3. CONTROLS AND PRODCECURES

Members of our management, including our Chief Financial Officer and Principal Accounting and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15or 15d-15, as of September 30, 2007, the end of the period covered by this report. Based upon that evaluation, Mr. Guo Xianzhong concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the Company’s report on Form 8-K dated July 3, 2007.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) EXHIBITS

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

China Shoe Holdings, Inc. (Registrant)

Date: November 14, 2007	By:	/s/ Gu Xianzhong
Gu Xianzhong
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/Gu Xianzhong	President and CEO	November 14, 2007
Gu Xianzhong

/s/Angus Cheung Ming	Chief Financial Officer	November 14, 2007
Angus Cheung Ming	(Principal Financial and Accounting Officer)

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc., A Development Stage Company)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pages
Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the three and nine months ended September 30, 2007 and 2006	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	F-4

Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2007	F-5

Notes to Condensed Consolidated Financial Statements	F-6 - F-17

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies, Inc., A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30 2007 AND DECEMBER 31, 2006
(Currency expressed in United States Dollars (‘US$”), except for number of shares)

	September 30, 2007	December 31, 2006
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$850,402	$335,474
Restricted cash	241,342	60,160
Accounts receivable, trade	1,096,673	582,372
Advances to employees	39,558	145,040
Inventories	1,086,932	384,394
Value added tax receivable	27,899	66,948
Other receivables and prepayments	433,808	227,769

Total current assets	3,776,614	1,802,157

Non-current assets:
Property, plant and equipment, net	1,353,454	1,382,851

TOTAL ASSETS	$5,130,068	$3,185,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	$777,834	$333,249
Accounts payable, trade	538,947	253,201
Income tax payable	-	20,119
Amount due to directors	147,488	-
Other payables and accrued liabilities	341,511	99,293

Total current liabilities	1,805,780	705,862

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 100,000,001 shares and 69,615,000 shares issued and outstanding as of September 30, 2007 and December 31, 2006	100,000	69,615
Additional paid-in capital	1,838,549	1,853,749
Accumulated other comprehensive income (loss)	146,918	(33,829)
Retained earnings	1,238,821	589,611

	3,324,288	2,479,146

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,130,068	$3,185,008

See accompanying notes to condensed consolidated financial statements.

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies, Inc., A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENISVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Currency expressed United States Dollars (‘US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

OPERATING REVENUES	$2,299,786	$1,196,114	$5,428,658	$3,140,027

COST OF REVENUES	1,724,617	946,587	4,025,563	2,500,995

GROSS PROFIT	575,169	249,527	1,403,095	639,032

OPERATING EXPENSES:
Depreciation	2,408	2,356	14,919	7,068
Stock-based compensation	-	-	15,185	-
General and administrative	285,643	196,287	683,434	457,825

Total operating expenses	288,051	198,643	713,538	464,893

INCOME FROM OPERATIONS	287,118	50,884	689,557	174,139

OTHER INCOME (EXPENSE):
Other income	651	88	1,176	171
Interest expense	(24,011)	(156)	(41,523)	(9,826)

Total other expense	(23,360)	(68)	(40,347)	(9,655)

INCOME BEFORE INCOME TAXES	263,758	50,816	649,210	164,484

Income tax expenses	-	(17,547)	-	(56,612)

NET INCOME	$263,758	$33,269	$649,210	$107,872

Other comprehensive income:
- Foreign currency translation gain	178,575	51,130	180,747	70,296

COMPREHENSIVE INCOME	$442,333	$84,399	$829,957	$178,168

Net income per share- Basic and diluted	$0.00	$0.00	$0.01	$0.00

Weighted average number of shares outstanding during the period -Basic and diluted	100,000,001	69,615,000	80,077,235	69,615,000

See accompanying notes to condensed consolidated financial statements.

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies, Inc., A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Currency expressed United States Dollars (‘US$”))
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$649,210	107,872
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	146,440	42,205
Shares issued for service rendered, non-cash	15,185	-
Change in operating assets and liabilities:
Accounts receivable, trade	(479,587)	(685,962)
Amount due to directors	144,438	(744,169)
Advances to employees	109,322	582,606
Inventories	(672,118)	348,626
Other receivables and prepayments	(192,361)	(1,285,609)
Value-added tax receivable	41,011	(23,221)
Accounts payable, trade	269,368	476,906
Other payables and accrued liabilities	233,464	1,129,276
Income tax payable	(20,535)	9,025
Net cash provided by (used in) operating activities	243,837	(42,445)

Cash flows from financing activities:
Draw down from short-term bank borrowings	421,614	-
Increase in restricted cash	(174,949)	-

Net cash provided by financing activities	246,665	-

Foreign currency translation adjustment	24,426	86,111

NET CHANGE IN CASH AND CASH EQUIVALENTS	514,928	43,666

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	335,474	164,843

CASH AND CASH EQUIVALENTS, END OF PERIOD	$850,402	208,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$41,523	$9,826

See accompanying notes to condensed consolidated financial statements

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc., A Development Stage Company)
CONDENSED CONSOLDIATED STATEMENTS OF STOCKHOLDERS’EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
	No. of shares	Amount	capital	income (loss)	earnings	Total equity
Balance as of January 1, 2007	69,615,000	69,615	1,853,749	(33,829)	589,611	2,479,146

Shares issued to complete reverse acquisition	15,200,001	15,200	(15,200)	-	-	-

Shares issued for service	15,185,000	15,185	-	-	-	15,185

Net income for the period	-	-	-	-	649,210	649,210

Foreign currency translation adjustment	-	-	-	180,747	-	180,747

Balance as of September 30, 2007	100,000,001	$100,000	$1,838,549	$146,918	$1,238,821	$3,324,288

See accompanying notes to condensed consolidated financial statements

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

NOTE - 1 BASIS OF PRESENTATION

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

NOTE - 2 ORGANIZATION AND BUSINESS BACKGROUND

China Shoe Holdings, Inc. (the “Company” or “CHSH”) was incorporated in the State of Nevada on January 24, 2005 as Indigo Technologies, Inc. On June 6, 2007, CHSH changed its name to China Shoe Holdings, Inc. The principal activity of CHSH, through its subsidiaries, is engaged in the manufacturing of ladies fashion footwear for shoe retailers in Japan and China. Meanwhile, the Company also produces various types of shoe soles for the domestic market in the PRC. In order to maintain a competitive advantage in the shoes manufacturing industry, the Company has developed the following proprietary technologies: (i) PU imitational grainy sole, (ii) TPR modified materials and (iii) Viscose water. The Company has registered and obtained “Utility Model” patent and “Invention” patent respectively for these innovations from the State Intellectual Property Office of the PRC in 2006.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
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

(2) the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

CHSH, WSTG and Shanghai Kanghong are collectively known as “the Company” in these condensed consolidated financial statements.

NOTE - 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The condensed consolidated financial statements include the financial statements of CHSH and its subsidiaries, WSTG and Shanghai Kanghong.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2007, the Company recorded no allowance for doubtful accounts.

●	Inventories

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

Inventories include direct materials, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a FIFO. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of September 30, 2007.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the nine months ended September 30, 2007.

(b)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenue

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products.

●	Income taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income at the end of the interim period.

The Company also accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

●	Stock-based compensation

The Company adopts SFAS No. 123R,“Accounting for Stock-Based Compensation” using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

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

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

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

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The functional and reporting currency of the Company is the United States dollars (“U.S. dollars”). The accompanying condensed consolidated financial statements have been expressed in U.S. dollars. In addition, the Company’s operating subsidiary in the PRC, TCH maintains its books and records in its local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted.

Assets and liabilities of its subsidiary whose functional currency is not the U.S. dollars are translated into US dollars, in accordance with Statement of Financial Accounting Standards (“SFAS”) No 52, Foreign Currency Translation, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary is recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

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

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

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

The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of September 30, 2007.

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

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

NOTE - 4 ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required for the nine months ended September 30, 2007.

NOTE - 5 INVENTORIES

Inventories consisted of following:

	September 30, 2007	December 31, 2006
		(audited)

Raw materials	$854,288	$211,682
Work in process	139,261	56,948
Finished goods	93,383	115,764

	$1,086,932	$384,394

For the nine months ended September 30, 2007 and 2006, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NOTE - 6 OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following:

	September 30, 2007	December 31, 2006
		(audited)

Other receivables	$14,350	$9,130
Prepayments	419,458	218,639
	$433,808	$227,769

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

NOTE - 7 PROPERTY, PLANT AND EQUIPMENT, NET

Plant and equipment, net, consisted of the following:

	September 30, 2007	December 31, 2006
		(audited)

Buildings	$403,046	$403,046
Plant and machinery	1,419,238	1,419,238
Office equipments	38,954	38,954
Motor vehicles	29,452	29,452
Foreign exchange adjustment	163,219	-
	2,053,909	1,890,690
Less: accumulated depreciation	(654,279)	(507,839)
Less: foreign exchange adjustment	(46,176)	-
Property, plant and equipment, net	$1,353,454	$1,382,851

On December 8, 2006, Shanghai Kanghong, Mr. Gu Xianzhong and Mr. Gu Changhong entered an “Assets Transfer Agreement" to record the ownership of the building suites on Shanghai Kanghong's books and records. The net book value of the assets was $401,910 as of September 30, 2007. All parties have declared that the ownership of the assets should be Shanghai Kanghong's as of the balance sheet date and legally the transfer of ownership of the assets is under progress with the Real Property Registry of Jia Ding District, Shanghai.

Depreciation expense for the nine months ended September 30, 2007 and 2006 were $146,440 and $42,205, respectively.

NOTE - 8 SHORT-TERM BANK BORROWINGS

Short-term bank borrowings were as follows:
	September 30, 2007	December 31, 2006
		(audited)

Short-term bank loans	$193,436	$185,600
Trust receipt loans	584,398	147,649
	$777,834	$333,249

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

As of September 30, 2007, the short-term bank loans consist of four individual bank loans with aggregate amount of RMB 1,450,000 (2006: RMB 1,450,000) payable to a financial institution, guaranteed by an independent third party, with interest at 7.38% (2006: 7.38%) per annum payable quarterly, with principle due October 30, 2007.

As of September 30, 2007, trust receipts loans with an aggregate amount of RMB 4,380,645 (2006: Nil ) payable to financial institutions, guaranteed by the shareholders of the Company, with interest at 6.975% (2006: Nil ) per annum, with principle due December 24, 2007.

NOTE - 9 OTHER PAYABLES AND ACCRUED LIABILIITES

Other payables and accrued liabilities consisted of the followings:

	September 30, 2007	December 31, 2006
		(audited)

Salaries payable	$294,098	$780
Welfare payable	1,589	4,098
Advances from customers	-	43,199
Accrued expenses	44,258	43,115
Other payables	1,566	8,101
	$341,511	$99,293

NOTE - 10 INCOME TAXES

The Company is registered in the United States of America and has operations in two tax jurisdictions: the United States of America and the PRC. For the nine months ended September 30, 2007, the operation in the United States of America incurred net operating losses of $24,145 for income tax purposes. The Company has provided for a full valuation allowance of $8,450 for future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

In December 2006, the Shanghai city local government tax bureau in the PRC approved Shanghai Kanghong as a foreign investment enterprise. Hence, effective from January 1, 2007, Shanghai Kanghong is entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 15% for the following three years.

The Company’s effective income tax rates for the three and nine months ended September 30, 2007 and 2006 were 0%, 0% and 33% and 33%, respectively.

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

NOTE - 11 AMOUNT DUE TO DIRECTORS

The balances due to directors, Mr. Gu Xianzhong and Mr. Gu Changhong, represented unsecured advances which are interest-free and repayable in next twelve months.

NOTE - 12 CAPITAL TRANSACTIONS

On June 29, 2007, CHSH completed a stock exchange transaction with the stockholders of WSTG and CHSH issued to WSTG’s stockholders an aggregated amount equal to 69,615,000 shares of common stock of CHSH, as more fully described in Note 2.

NOTE - 13 STOCK-BASED COMPENSATION

On June 29, 2007, the Company issued 15,815,000 restricted shares of common stock at the price of $0.001 per share for business advisory services to China Venture Partners (the “Consultant”). The Company recognized the stock-based compensation cost of $15,815 to the condensed consolidated statements of operations for the nine months ended September 30, 2007.

NOTE - 14 CONCENTRATION AND RISK

(a)	Major customers and vendors

For the nine months ended September 30, 2007 and 2006, 100% of the Company’s assets were located in the PRC and 75% of the Company’s revenues were derived from customers located in Japan for nine months ended September 30, 2007.

For the nine months ended September 30, 2007, customers who account for 10% or more of revenues are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, trade
Customer A		$1,019,093	19%		$168,478
Customer B		988,377	18%		192,301
Customer C		927,027	17%		195,885
Customer D		734,696	14%		198,736
Customer E		715,344	13%		205,341

	Total:	$4,384,537	81%	Total:	$960,741

For the nine months ended September 30, 2007, there are no vendors who account for 10% or more of purchases.

CHINA SHOE HOLDINGS,INC
(Formerly Indigo Technologies,Inc., A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
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

The Company’s interest-rate risk arises from short-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of September 30, 2007, all of borrowings were at fixed rates.

NOTE - 15 OPERATING LEASE COMMITMENT

The Company rented offices and factories under non-cancelable operating lease agreements. Based on the current rental lease agreements, the future minimum rental payments required for the coming years are as follows:

Year ending September 30:
2008	$36,623
2009	38,454
2010	40,376
2011	42,395
Thereafter	80,529
$238,377

For the nine months ended September 30, 2007 and 2006, rental expenses were $38,991 and $18,767 respectively.