Form 10KSB
period 2007-12-31
China Shoe Holdings, Inc.
filed 2008-04-14
CIK 1364622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

Commission file number: 333-139910

China Shoe Holdings, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	20-2234410
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

488 Wai Qingsong Road, Waigang, Jiading District, Shanghai, PR of China	201800
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code: 011-86-21-59587756

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange where registered

None	Not applicable

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of April 11, 2008 was $5,870,976.

There were 104,902,198 shares of common stock outstanding as of April 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

CHINA SHOE HOLDINGS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-KSB

For the Fiscal Year Ended December 31, 2007

-I-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself. Statements, including without limitation, those related to: future revenue, earnings, margins, growth, cash flows, operating measurements, tax rates and tax benefits; expected economic returns; projected 2008 operating results and dividend rates; future share repurchase activity; future strength of the Company; future brand positioning; achievement of the Company vision; future pension costs; future marketing investments; the introduction of new lines or categories of products; future growth or success in specific countries, categories or market sectors; liquidity; capital resources and market risk are forward-looking statements. In addition, words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather and petroleum based materials; changes in planned consumer demand or at-once orders; customer order cancellations; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuation in valuations compared to the Chinese yuan renminbi and the relative value to the Japanese Yen or the currencies of other countries where we buy or sell inventory or finished products; changes in duty structures in countries of import and export; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the ability to attract and retain qualified personnel; loss of significant customers; relationships with international distributors. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.  Business

GENERAL

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

On July 3, 2007, a closing was held pursuant to an Agreement and Plan of Reorganization, dated as of June 29, 2007, (the “Agreement”) by and among the Company, Wholly Success Technology Group Limited, a British Virgin Islands Corporation, (WSTG) and WSTG’s shareholders. Pursuant to the Agreement, each Shareholder of WSTG exchanged all of his shares in WSTG for shares in the Company with an aggregate of 69,615,000 shares in the Company being issued in exchange for the shares in WSTG. In addition to the stock exchange transaction, CHSH agreed to issue an additional 15,185,000 restricted shares of common stock of the Company to China Venture Partners, Inc. for consulting services at a par value of $0.001 per share. The shares were issued in lieu of cash payment of $60,000 pursuant to a contract for consulting services dated June 1, 2007.

WSTG is the owner of all of the outstanding shares of Shanghai Kanghong Yunheng Enterprise Development Company Ltd.(“SKYEDC”), a corporation organized under the laws of the People’s Republic of China (“PRC”) and a manufacturer of women’s shoes, casual shoes and shoe components, principally for the export market, particularly Japan.

As a result of the closing under the Agreement, our business became the business of SKYEDC and we are now in the business of manufacturing shoes and shoe components.

Business

General

Our subsidiary WSTG was founded in the British Virgin Islands in 2004 and in 2006 WSTG acquired all of the shares of SKYEDC for $1,921,328. SKYEDC is an independent, single facility-based, private label designer, manufacturer and marketer of a broad line of women’s shoes. SKYEDC also manufactures shoe components such as soles, for other shoe manufacturers. SKYEDC also sells shoes under its own brands in China, including the brand “Kanggies”, and is planning to open retail stores, both company owned and franchised in the 2008 calendar year. SKYEDC began operations in 1997. Since the business of SKYEDC is the sole business of the Company, we will refer to SKYEDC as “we” “us” or “the Company”. In 2007 we sold shoes and shoe components to approximately forty customers in Japan and China. Our factory is located in Jiading Township, a suburb of Shanghai in the People’s Republic of China.

The Company believes that its primary competitive strengths are its exceptional quality control and low costs of operation and distribution, which enable it to offer favorable prices on defect free shoes to its customers. The Company uses industry based web marketing such as the web site www.shoeses.net to reduce costs as opposed to using sales representatives. We believe that we improve our quality control and efficiency by being vertically integrated and producing shoes principally from raw materials that we make into the various components rather than producing shoes from components purchased from other manufacturers.

The Company's footwear is generally sold under its customers’ brand names. The Company recently began developing its own brands for retail sale in China and intends to enter into the retail shoe business in China during 2008.

The Company operates two shoe assembly lines and five sole production lines at its factory. Management believes that the Company must expand its operations to be able to accept large orders it is now receiving that have resulted from its reputation for quality. Part of management’s strategy in becoming a publicly held company in the United States is to enhance the Company’s capital raising abilities to fund expansion.

Our address is 488 Wai Qingsong Road, Waigang, Jiading District, Shanghai, China 201800 and our telephone number is 011-86-21-59936678.

Marketing

The Company's overall marketing strategy is to develop its reputation as a quality manufacturer and to utilize Chinese government sponsored marketing assistance, especially the www.shoeses.net web site. This strategy has served the Company’s needs to date as it has enabled us to obtain orders and operate profitably while avoiding the costs associated with marketing employees and sales representatives. However, we may determine that future growth will require us to increase our marketing efforts. The Company is seeking to expand its operations so that it can service larger, more profitable, orders.

International Operations and Payment Terms

The Company records revenue from foreign sources through sales to wholesale customers in Japan. Japanese customers generally pay the Company within 30 days of product delivery. Terms on products sold into Japan are generally more favorable to the Company than those available within the PRC and the Company has to date experienced extremely few collection problems on its international sales. Sales within the PRC tend to be on somewhat longer terms.

Manufacturing

The Company manufactures all of the footwear it sells and does not outsource its orders. The Company starts with tanned leather, plastic, rubber, thread and other basic components and performs the entire manufacturing process in house. Shoe manufacture is a labor-intensive industry requiring skilled craftsmen for cutting and fitting of the upper portion of shoes and more technology intensive construction for shoe bottoms.

The Company's factory has the flexibility to produce a variety of footwear, which departs from the industry's historical practice of dedicating a given facility to production of specific footwear products. This flexibility allows the Company to quickly respond to changes in its order mix. The Company currently produces casual and dress footwear for women, men and children at its factory. Management believes that the skill level and experience of the Company’s work force as well as the Company’s integrated operations allow it to limit the lead-time for new style production as compared to many other manufacturers.

The Company's principal required raw material is quality leather, which it purchases from a selected group of Chinese suppliers. The global availability of common upper materials and specialty leathers eliminates any reliance by the Company upon a sole supplier. The Company purchases all of its other raw materials and component parts from a variety of sources, none of which is believed by the Company to be a dominant supplier. Alternative sources of supply are believed to be available to the Company.

The Company is subject to the normal risks of doing a multi-national business including the risk of political disturbances and similar events, the imposition of trade barriers, quotas, tariffs and duties, and currency and exchange rate fluctuations. To date the Company has not engaged in currency hedging with respect to these risks, but may do so in the future. A sustained disruption of such sources of supply could have an adverse impact on the Company's operations and financial condition.

Trademarks, Licenses and Patents

The Company does not rely on any licenses. The Company owns several Chinese trademarks, but since it is predominately a wholesale manufacturer of private label goods, these trademarks have not been material to its business.

The Company owns three Chinese patents, two utility patents and one invention patent, related to shoe making. It has not filed for the more respected international patents because it lacked available capital resources. It may make such filings in the future. In the event the Company applies for international patents, no assurance is given that such patents will be granted. Such patents, if granted, will afford the Company meaningful protection against infringement or that such patents will not be held by a court to infringe upon patents held by others.

 Order Backlog

At December 31, 2007, the Company had an order backlog of approximately $3 million. Our entire backlog related to products expected to be shipped prior to December 31, 2008. Orders in backlog are subject to cancellation by customers. The backlog at a particular time is affected by a number of factors, including seasonality, retail conditions, expected customer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenues.

Competition

The Company's operates in a highly competitive environment. The Company competes with numerous domestic and foreign marketers, manufacturers and importers of footwear, many of which are larger and have greater resources than the Company. The Company's major competitors are located in China and other East Asian countries. The Company competes on quality, reliability in order fulfillment and price as well as its ability to adapt to style changes for its customers. The footwear industry in general is subject to changes in consumer preferences.

Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the footwear industry or the number of its competitors. Market shares in the non-athletic footwear industry are highly fragmented and no one company has a dominant market position.

Research and Development

The Company employs about ten technicians/craftsmen in its design department. In 2007, no expense was incurred on Research and Development. While the Company’s research and development efforts will continue, it anticipates that such expenditures will represent a smaller percentage of revenues as the Company launches its retail effort in 2008 and 2009.

Environmental Matters

Compliance with national, provincial or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. The Company uses and generates certain substances and wastes that are or can be regulated or may be deemed hazardous under certain national, provincial or local regulations with respect to the environment. The Company from time to time works with government agencies to resolve cleanup issues at waste sites and other regulatory issues.

Employees

As of December 31, 2007, the Company had approximately four hundred production and office workers. None of these employees are covered by any collective bargaining agreement. The Company presently considers its employee relations to be satisfactory. As of December 31, 2007, there are 373 workers in our production plant and 48 administrative staff.

Item 1A Risk Factors.

In addition to other information in this current report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Negative News From China

There have been several news events in recent months relating to the safety of pet food, toothpaste and food items manufactured in the PRC that may result in consumers developing negative attitudes towards Chinese products and these attitudes could negatively impact our results of operations.

Impact of Consumer Spending Patterns

The success of the Company's operations within the women’s footwear industry depends to a significant extent upon a number of factors affecting disposable consumer income, both domestic and foreign, including economic conditions and factors such as employment, business conditions, interest rates and taxation. In addition, consumer spending patterns may be affected by changes in the amount or severity of inclement weather and the growth or decline of global footwear markets. The Company's business, results of operations and financial condition may be adversely affected by changes in consumer spending or economic conditions.

Competition and Changes in Consumer Preferences in the Women’s Footwear Industry

The Company competes with numerous other manufacturers and marketers of women’s footwear, many of which are larger, have greater resources than the Company or own valuable trademarks that are accepted internationally. Product performance and quality, competitive pricing and the ability to adapt to style changes are all important elements of competition in the footwear industry. The footwear industry in general is subject to changes in consumer preferences with respect to the popularity of particular designs and categories of footwear. Future sales by the Company will be affected by its continued maintaining its reputation among wholesale customers and to meet their needs. If the Company is unable to respond effectively to competitive pressures and changes in consumer spending, the Company's business, results of operations and financial condition will be adversely affected.

Currency Valuation and Foreign Regulations

As a company based in China that makes the majority of its sales overseas, changes in monetary controls and valuations of the Chinese Renminbi and the Japanese Yen could have an adverse effect on the Company's business, results of operations and financial condition.

The Company cannot predict whether Japanese customs quotas, duties, taxes or other changes or restrictions will be imposed or increased on the importation of non-domestically produced products in the future or what effect such actions could have on the Company's business, financial condition or results of operations.

Government Regulation May Impact Our Results

As a Chinese manufacturing company, we may be affected by changes in government and regulatory policies in China as well as changes to such policies on a global basis. Changes in interest rates, tax laws, duties, tariffs and quotas could have a negative impact on the Company's ability to produce and market footwear at competitive prices.

Cyclical trends in footwear retailing could have a material adverse effect on our results of operations.

As we commence retail operations we are entering an industry that has been subject to substantial cyclical variations. As economic conditions in China change, trends in discretionary consumer spending become unpredictable and could be subject to reductions due to uncertainties about the future. When consumers reduce discretionary spending, purchases of footwear may decline. In addition, a general reduction in consumer discretionary spending due to a recession in the Chinese domestic economy or uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.

RISKS RELATING TO OUR COMPANY

Suppliers and Service Providers

The Company's ability to competitively price its products depends on the cost of footwear components, including leather and materials used in the production of outsoles. The cost of materials is subject to change based on the availability and market conditions that are difficult to predict. Conditions such as diseases affecting the availability of leather can affect the cost of the footwear marketed by the Company. In addition, the Company's shipping costs are affected by fuel prices and numerous other factors such as the possibility of service interruptions at shipping and receiving ports.

The Success of our Retail Operations is Dependant on our Locating and Leasing Prime Retail Space and Generating a high Volume of Sales from those Operations

As we commence retail operations we will be seeing space in high profile commercial districts in major Chinese markets. As in most developed and rapidly developing economies, prime space is scarce and rents at high prices. Not only do we have to locate desirable retail space, we must rent the same on acceptable terms and then efficiently mange our retail operations to ensure that our stores have adequate inventories of readily salable merchandise. Our ability to successfully accomplish these tasks is can not be predicted and our failures in these areas will negatively impact our results.

Customers

The Company's financial success is directly related to the willingness of its customers to continue to purchase its products. The Company does not typically have long-term contracts with its customers. Sales to the Company's customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customers. Failure to fill customers' orders in a timely manner could harm the Company's relationships with its customers. Furthermore, if any of the Company's major customers experiences a significant downturn in its business, then these customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company's business, results of operations and financial condition.

The Company sells its products to wholesale customers and extends credit based on an evaluation of each customer's financial condition, usually without requiring collateral. The financial difficulties of a customer could cause the Company to stop doing business with that customer or reduce its business with that customer. The Company's inability to collect from its customers or a cessation or reduction of sales to certain customers because of credit concerns could have an adverse effect on the Company's business, results of operations and financial condition.

We are in large part dependant upon the continued growth of Internet commerce and the trend toward the sale of private label products by major retailers. A reversal of this trend in the Japanese market could have an adverse effect on the Company's business, results of operations and financial condition.

Implementation of Growth Strategy

As part of its growth strategy, the Company seeks to expand its factory operations to be able to accept larger orders that will involve larger production runs and that, management believes, will be more profitable. In addition, the Company contemplates operating retail stores within China during 2008. These initiatives are largely conditioned upon the Company obtaining additional capital, of which there can be no assurance. Furthermore, there can be no assurance that we will be able to successfully implement any or all of these growth strategies, or that it will be able to maintain its high level of quality in a larger operation. Any such failures could have an adverse effect on the Company's business, results of operations and financial condition.

Inventory Management

The Company's ability to manage its inventories properly is an important factor in its operations. Inventory shortages can impede the Company's ability to meet orders on a timely basis. Conversely, excess inventories can result in increased interest costs as well as lower gross margins due to the necessity of lowering prices in order to liquidate excess inventories. If the Company is unable to effectively manage its inventory, its business, results of operations and financial condition will be adversely affected.

Integration of Newly Acquired Businesses

The Company may make strategic acquisitions in the future and cannot assure that it will be able to successfully integrate the operations of newly acquired businesses into the Company's current operations. The failure to integrate newly acquired businesses or the inability to make suitable strategic acquisitions in the future could have an adverse effect on the Company's business, results of operations and financial condition.

Attraction and Retention of Qualified Personnel

The Company is dependent on the efforts and abilities of its senior executive officers. While the Company believes that its senior management team has significant depth and that appropriate senior management succession plans are in place; the loss of one or more members of senior executive management or the failure to successfully implement succession planning could have an adverse effect on the Company, its results of operations and financial condition. The Company's future success also depends on its ability to identify, attract and retain additional qualified personnel. While the Company has historically been successful in attracting and retaining key employees, competition for such employees in the footwear industry is intense and failure to retain or attract key employees could adversely impact the Company.

The Company may not be entitled to certain benefits that it receives from the Chinese Government

We take advantage of favorable tax rates and other beneficial governmental policies afforded to us as a result of the nature of our business. In the event that the programs offered to us is amended or rescinded or we no longer meets the eligibility requirements of the program, we may not be able to enjoy the benefits of these programs and as a result may have to pay higher income taxes, which may have a material adverse affect on our economic results.

There are also risks that the Chinese government might adjust the current industrial policies and tax rates with the growth of political and economic environment in China, which may negatively impact our business.

RISKS RELATING TO OUR SECURITIES

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend.

We May Never Have an Active Trading Market

Although our stock is listed on the Over the Counter Bulletin Board established by NASDAQ (the “OTCBB”) under the symbol CHSH, it has not consistently traded at volume levels that would allow investors to liquidate their holdings. Accordingly, there can be no assurances that a reliable and consistent market for the Registrant's common stock will be established. The Registrant's common stock will be influenced by a number of factors relating to our operations. Accordingly, even if a trading market does develop, it may not be maintained or trading may not be at sufficient levels to provide liquidity.

Our Common Stock is Likely to continue to be a “Penny Stock”

The Registrant's common stock will be considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. Our common stock has been a “penny stock” at all times since it started trading.

Broker-Dealer Requirements May Affect Trading and Liquidity of Our Common Stock

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in the Registrant's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Need for Additional Financing – Possible Dilution

In order to expand our business, we will require additional financing. We recently entered into an Equity Line Agreement with a funding source that requires us to register shares of common stock for sale. While management believes that the terms of the Equity Line Agreement are in the best interests of the Company and it shareholders, sales of common stock pursuant to the equity line agreement are likely to depress the market for our common stock.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation or any of our directors, officers, employees, or agents, upon such person's promise to repay us, therefore, if it is ultimately determined that any such person should not have been entitled to indemnification this indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company operates from an 80,000 square foot industrial building containing approximately 76,500 square feet of factory space and 3,500 square feet of office and design space located on approximately 2.5 acres. The Company’s facilities are adequate for its present operations. The Company rent offices and factories under non-cancelable operating lease commitment.

Item 3.  Legal Proceedings

We are not currently party to any legal proceedings and are not aware of any threatened legal proceedings against us.

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matters to the vote of security holders of the period covered by this report.

Part II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Over the Counter Bulletin Board under the symbol “CHSH”. We initially traded under the symbol “INGY” commencing on April 13, 2007 and our symbol was changed to “CHSH” on June 21, 2007 in connection with the change of our name from Indigo Technologies, Inc. to China Shoe Holdings, Inc. and our seven and six tenths for one stock split. As of April 2, 2008, there were 576 holders of record of our common stock. The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name. We have not paid any cash dividends and do not anticipate doing so in the foreseeable future. Future dividends, if any, will depend upon our results of operations, financial condition, capital needs and such other factors as the Board of Directors deems relevant.

The following table sets forth the high and low closing prices for our common stock for the quarters ending on the dates indicated since we were first granted a symbol as indicated below:

	MARKET PRICE $
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2007:
December 31	$0.25	$0.09
September 30	$0.87	$0.25
June 30 (commencing on July 13)	-	-

Item 6.  Selected Financial Data.

The following information is derived from our financial statements contained elsewhere herein and should be reviewed in conjunction with those financial statements, the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report.

All amounts, except for share and per share amounts, in millions of U.S. dollars.

	2007	2006
Revenues	$7.26	$4.47

Income From Operations	$0.71	$0.27

Net Income	$0.65	$0.17

Income From Operations Per Share
Basic & Diluted	$0.008	$0.002

Total A ssets	$4.59	$3.18

Total Current Liabilities	$1.13	$0.71

Net Assets	$3.45	$2.48

Weighted Average Number of Shares Outstanding
Basic & Diluted	85,098,864	69,615,000

Total Shareholders ' Equity	$3.45	$2.48

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-KSB, including the following “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of this report on Form 10-KSB. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of terms

Except as otherwise indicated by the context, references in this Form 10-KSB to “CHSH,” “we,” “us,” “our,” “our Company,” or “the Company” are to China Shoe Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i)“WSTG” are to Wholly Success Technology Group Limited, a limited liability company incorporated in the British Virgin Islands; (ii)“SKYEDC” are to Shanghai Kanghong Yunheng Enterprise Development Company Limited., a limited liability company incorporated in the People's Republic of China; (iii) “BVI” are to British Virgin Islands; (vi) “PRC” and “China” are to the People's Republic of China; (v) “U.S. dollar,” “$” and “US$” are to United States dollars; (vi) “RMB” are to Yuan of China; (vii) “Securities Act” are to the Securities Act of 1933, as amended; and (viii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

The Company continued to implement its growth strategy for the twelve months ended December 31, 2007 through slightly higher marketing efforts placed on ladies footwear for the Japanese market.

The Company continued to strengthen its balance sheet in 2007 and for the year ended December 31, 2007. Total assets and stockholders' equity have both increased.

Our Business

We are an independent, single facility-based, private label designer, manufacturer and marketer of a broad line of woman's shoes in which the footwear are generally sold under its customers' brand names. We also manufactures shoe component such as soles for other shoe manufacturers.

In 2007, we sold shoes and shoe components to approximately forty customers in Japan and China. Our factory is located in Jiading Township, a suburb of Shanghai in the People's Republic of China.

Recent Development

On July 3, 2007, a closing was held pursuant to an Agreement and Plan of Reorganization, dated as of June 29, 2007, (the “Agreement”) by and among the Company, WSTG, a BVI Corporation, and WSTG's shareholders. Pursuant to the Agreement, each shareholder of WSTG exchanged all of his shares in WSTG for shares in The Company with an aggregate of 69,615,000 shares in the Company being issued in exchange for the shares in WSTG. In addition to the stock exchange transaction, CHSH agreed to issue an additional 15,185,000 restricted shares of common stock of the Company to China Venture Partners, Inc. for consulting services at a par value of $0.001 per share. The shares were issued in lieu of cash payment of $60,000 pursuant to a contract for consulting services dated June 1, 2007.

WSTG is the owner of all the outstanding shares of SKYEDC, a limited liability company organized under the laws of the People's Republic of China (“PRC”) and a manufacturer of woman's shoes, casual shoes and shoe components.

Under the terms of the Agreement, all of the officers of the Company resigned, WSTG was permitted to appoint two directors, representing 50% of the Company's Board of Directors and WSTG and the Company agreed not to file a registration statement on Form SB-2 allowing for insiders' share sales for a period of one year or to file a registration statement on From S-8 for nine months. CVP provides general business consulting services, specializing in the needs of entities with interests in the PRC.

On January 30, 2008, the Company entered into a Regulation S Subscription Agreement (the “Agreement”) with Mr. Yu Guorui, a resident and national of the PRC (the “Investor”). Pursuant to the Agreement, the Company sold 4,230,769 shares of common stock to the Investor for $550,000 at a market price of $0.13 per share. The Company intends to utilize the funds received primarily on expansion of its planned retail store operations in the PRC.

On February 21, 2008, the Company, through its subsidiary, SKYEDC, has established a company namely, Shanghai Kangjiesi Shoes Co. Ltd., to conduct the sales of shoes and leather products in the PRC. It was incorporated as a limited liability company under the laws of the PRC and its registered capital is amounted to $68,362 (equivalent to RMB 500,000).

On March 17, 2008, the Company entered into an Equity Line Agreement (the “Agreement”) with Magellan Global Fund, L.P., a Delaware limited partnership (the “Investor”), pursuant to which the Company agreed to sell and issue and the Investor agreed to purchase from the Company up to $2,000,000 of the Company’s common stock with a par value of $0.001 per share. Upon the execution of the Agreement, the Company shall issue to the Investor a restricted stock certificate of the Company’s common stock in an amount equal to $40,000 divided by the closing bid price on the closing date (571,429 shares). In addition, upon effectiveness of a registration statement pursuant to the Agreement, the Company will issue an additional $40,000 of common stock to the Investor priced at the closing bid price of the day the registration statement is declared effective by the United States Securities and Exchange Commission. The Company intends to use the funds from this offering for its execution of Company’s retail strategy.

Results of Operations

The following table summarizes the results of our operations during the years ended December 31, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) from the year ended December 31, 2006 to the year ended December 31, 2007.

All amounts, other than percentages, are in millions of U.S dollars

	Years Ended December 31,
Item	2007	2006	Increase (Decrease)	% Increase (% Decrease)

Operating Revenues	$7.26	$4.47	$2.79	$62.4%
Cost of Revenues	5.36	3.33	2.03	60.9%
Gross Profit	1.90	1.14	0.76	66.7%
Operating Expenses
- Depreciation	0.22	0.15	0.07	46.7%
- General & administrative	0.91	0.71	0.20	28.2%
- Stock-based compensation	0.06	-	0.06	100.0%
Other Income (Expenses)	-0.05	-0.02	0.03	150.0%
Income Tax Expenses	-	0.08	-0.08	-100.0%
Net Income	0.66	0.18	0.48	266.7%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue: Revenue was $7.26 million for the year ended December 31, 2007 as compared to $4.47 million for the year ended December 31, 2006, which comprised of $6.2 million representing an increase by 62.4%. Revenue from Japan segment increased $2.42 million or 39.1% from December 31, 2006 to $6.20 million for the year ended December 31, 2007, revenue from China segment increased $0.37 million or 34.6% from December 31, 2006 to $1.06 million for the year ended December 31, 2007. The increase in revenue was mainly attributed to the increased in the proportion of sales into the Japanese market.

Cost of Revenue and Gross Profit: Cost of revenue and gross profit were respectively $5.36 million and $1.90 million for the year ended December 31, 2007 as compared to $3.33 million and $1.14 million for the year ended December 31, 2006, representing an increase by 60.9% and 66.7% respectively. The growth in cost of revenue and gross profit was attributable to the increased in the proportion of sales into the Japanese market that are generally at higher margins than sales within the PRC.

Operating Expenses: Operating expenses was $1.19 million for the year ended December 31, 2007 as compared to $0.86 million for the year ended December 31, 2006, representing an increase by 38.4%. The increased was mainly attributable to the hiring of additional staff, increased in entertainment and more vehicle expenses for serving the Japanese customers and professional expenses related to the reverse take-over activities on the over-the counter market.

Stock-based compensation: On June 27, 2007, the Company granted 15,185,000 shares of restricted common stock for business advisory services to China Venture Partners (the “Consultant”) in lieu of a total cash fee payable to the Consultant at $0.06 million. The service period was from June1 2007 to December 1, 2007. There is no active market for any class of the Company’s common stock as of the contract date and the Company recognized the stock-based compensation at a fair value of $0.06 million, which was equal to the cash payments as stipulated in the original contract.

Income Tax Expenses: No income tax was incurred during the year ended December 31, 2007. Starting from the first quarter of 2007, SKYEDC, a subsidiary of the Company, which operates in the PRC, is exempted from the PRC state and local enterprise income tax for the first two profitable financial years of operation and a 50% relief from the PRC state corporate income tax for the following three years. Accordingly, it was not subject to tax in 2007.

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

Net income: Net income was $0.66 million for the year ended December 31, 2007 as compared to net income of $0.18 million for the year ended December 31, 2006, the increased in net income was mainly attributable to the increased in the proportion of sales into the Japanese market.

Liquidity and Capital Resources

Cash Flows
All amounts in millions of U.S. dollars

	Year Ended December 31,
	2007	2006
Net cash provided by operating activities	$0.84	$0.45
Net cash (used in) investing activities	(0.39)	(0.42)
Net cash (used in) provided by financing activities	(0.11)	0.09

Net increase in cash and cash equivalents	$0.34	$0.12

Operating Activities:

Net cash provided by operating activities was $0.84 million for the year ended December 31, 2007, which is an increase of $0.39 million from $0.45 million as compared with the corresponding year in 2006. The increase was mainly due to the increase in net income, decrease in value-added tax receivable, and increases in accounts payable, amount due to directors and other payables and accrued liabilities.

Investing Activities:

Net cash used in investing activities was $0.39 million for the year ended December 31, 2007, which is a decrease of $0.03 million from $0.42 million as compared with the corresponding year in 2006. The decrease was mainly due to the decrease in the amount of acquisition of property, plant & equipment as compared with the corresponding year of 2006.

Financing Activities:

Net cash used in financing activities was $0.11 million for the year ended December 31, 2007, which is an increase of $0.20 million from $0.09 million net cash provided by financing activities during the year ended December 31, 2006. The increase of the cash used in financing activities was mainly attributable to the repayment of short-term borrowings for the year ended December 31, 2007.

Short Term Bank Borrowings:

The Company utilizes short term bank borrowings to provide for its liquidity needs as the Company is typically paid for its product adequate to allow the Company to operate at present levels and to sustain moderate growth.

All amounts in millions of U.S. dollars

Short-term bank borrowings were as follows:

	Year Ended December 31,
	2007	2006

Short-term bank loans	$0.17	$0.19
Trust receipt loans	-	0.14

	$0.17	$0.33

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

Operating Lease Commitment:

The Company rented offices and factories under non-cancelable operating lease agreements. As of December 31, 2007, the future minimum rental payments required for the coming years are as follows:

All amounts in millions of U.S. dollars

Years ending December 31,:
2008	$0.04
2009	0.04
2010	0.04
2011	0.04
Thereafter	0.08
$0.24

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Seasonality and Inflation

We do not believe our business will be seasonal to any material extent except that certain styles of shoes sell better at various times of year. We do not believe that our results will be materially impacted by inflation in the current fiscal year.

Critical Accounting Policies and Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

● Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

● Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

● Basis of consolidation

The consolidated financial statements include the financial statements of CHSH and its subsidiaries, WSTG and SKYEDC.

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

● Restricted cash

Restricted cash consists of cash pledged with a bank as collateral for all letters of credit. As of December 31, 2007, the Company fully repaid all letters of credit and as a result the restricted cash had been withdrawn.

● Accounts receivable, trade

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2007 and 2006, the Company recorded no allowance for doubtful accounts.

● Inventories

Inventories include direct materials, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a FIFO basis. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2007 and 2006, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

● Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Buildings	20 years	5%
Plant and machinery	10 years	5%
Office equipment	10 years	5%
Motor vehicles	5 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

● Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2007 and 2006.

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

(a) Sale of products

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended December 31, 2007 and 2006.

(b) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

● Cost of revenue

Cost of revenues consists primarily of material costs, direct labor and manufacturing overheads, which are directly attributable to the manufacture of products.

● Advertising costs

The Company expenses advertising costs are accounted for in accordance with SOP 93-7, “Reporting for Advertising Costs”. No advertising expense was incurred for the years ended December 31, 2007 and 2006.

● Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. No such cost was incurred by the company for the years ended December 31, 2007 and 2006.

● Income taxes

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

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

● Stock-based compensation

Stock based grants issued to non-employees are measured at estimated fair value.

● Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operations and comprehensive income as and when the related employee service is provided.

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

● Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States dollar (“US dollars”). The Company’s subsidiaries operating in the PRC maintained their books and records in its local currency, Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, assets and liabilities are translated into US dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of changes in stockholders’ equity.

Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective year:

	2007	2006

Years end RMB:US$ exchange rate	7.314	7.813
Average rates RMB:US$ exchange rate	7.563	7.945

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, receivable from a third party, prepayments and deposits, short-term bank loan, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The Company believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R )’’ (‘‘SFAS No. 158’’). This statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not believe that this new pronouncement will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations", or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Non controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

Item 8 Financial Statements and Supplementary Data.

See Financial Statements beginning on Page F-1.

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No events have occurred which would require disclosure under this item.

Item 9A Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2007, the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-KSB does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B—Other Information

We do not have any information that was required to be reported on Form 8-K during the fourth quarter that was not reported.

Part III

Item 10 Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position(s)

Gu Xianzhong	52	President, CEO and a Director

Kon Ki Lo	33	Director

Gu Changhong	57	COO and VP Manufacturing

Angus Cheung Ming	38	CFO

Chaojun Huang	33	Secretary

Gu Xianzhong was a founder of SKYEDC in where he has worked since 1997 and has over 20 years of experience in managing shoe operations in the PRC. Gu Xianzhong has been a director and our CEO since June 2007.

Kon Ki Lo was appointed director in July 2007. He has been a practicing attorney in the Hong Kong Special Administrative Region since 1999 and is presently the General Counsel of a NYSE company. He has also been counsel to three Chinese companies that are publicly traded in the United States. Mr. Lo holds a Bachelor of Laws Degree and a P.C.LL from the University of Hong Kong.

Gu Changhong was appointed COO and VP Manufacturing and Production in July 2007. Gu Changhong is a co-founder if SKYEDC where he has worked since 1997. He has over 20 years of managerial experience in the wholesale footwear industry including experience in shoe design and export.

Angus, Cheung Ming was appointed CFO in July 2007. Mr. Cheung is a certified public accountant both in the Hong Kong Special Administrative Region and the United Kingdom. Before joining the Company, he was the Chief Financial Officer of a Hong Kong based PRC IT Company at OTCBB, Prior to the aforesaid, Mr. Cheung worked as an auditor in Deloitte Touche & Tohmatsu and RSM Nelson Wheeler. Mr. Cheung holds two Master Degrees from the City University of Hong Kong (International Accounting and Information Systems). He was also an ordinary member of Hong Kong Securities Institute and an associate member of the Taxation Institute of Hong Kong.

Chaojun Huang has been was appointed Secretary in July 2007. He has been CFO of SKYEDC since 2005. Prior thereto, from 1999 to 2005, he was the financial director of Shanghai Taihe Metallic Material Co., Ltd. He is a 1998 graduate of Hunan Financial and Economical College and a registered accountant.

There are no family relationships among members of management except that Gu Xianzhong and Gu Changhong are brothers. Directors serve for one year terms or until their successors shall have been elected and shall qualify. Officers serve at the pleasure of the board. Due to its small size, the Company has not adopted a code of ethics. The Board of Directors does not have any committees.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash annual remuneration of each of the three highest paid persons who are officers and directors as a group during our last fiscal year:

Name of Individual or Identity of Group	Capacilities in which Remuneration was Received	Salary	Bonus	Stock Awards	All Other Compensation	Remuneration
		$	$		$	$
Gu Xian Zhong	CEO	7,933	Nil	Nil	Nil	Nil

Gu Chang Hong	COO	7,140	Nil	Nil	Nil	Nil

Chao Jun Huang	Secretary	6,347	Nil	Nil	Nil	Nil

The Company has not paid any compensation other than cash. The Company does not have any Stock Option Plan or other equity compensation plans, but is considering adopting an employee stock incentive plan for its management and key employees consultants and directors in the future.

No compensation to Directors

No director has received any cash or other compensation for serving as a director and we do not plan to pay any cash or other compensation to any person for serving as a director.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the following table sets forth the beneficial ownership of our shares of common stock as of March 25, 2008, by: (i) each of the three highest paid persons who are our officers and directors (or in the alternative, each officer and director); (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our securities, including those shares subject to outstanding options. A person deemed to be a beneficial owner of any securities that such a person has a right to acquire within 60 days.

Name and Address	Number of Shares	Percentage of Class

Cranberry Heights Group Limited (1)	14,616,000	13.9%

Gu Xianzhong (1)	10,500,000	10.0%

Shen Lei (1)	3,672,612	3.5%

Angus Cheung Ming (1)	1,001,000	0.9%

Gu Changhong (1)	3,395,000	3.2%

Lo Kon Ki (1)	2,002,000	1.9%

All officers and directors as a group (5) persons (2)	16,899,000	16.1%

(1) The address of all of these persons is 488 Wai Qingsong Road, Waigang Town, Jiading District, Shanghai, PRC. Cranberry Heights Group Limited is controlled by Xun Shi, a consultant to the Company.

(2) The individual holdings of each officer and director owning less than 5% of the issued and outstanding shares of common stock, appears elsewhere herein under the list of shares issued in connection with the Agreement.

Item 13. Certain Relationships and Related Transaction, and Director Independence

Pursuant to an assets transfer agreement, dated as of December 31, 2006, Gu Xianzhong and Gu Changhong transferred ownership of Kanghong’s plant to Kanghong as a contribution to capital. The transfer remains subject to official recording in the Real Property Registry of Jia Ding District, Shanghai, PRC.

Item 14. Principal Accounting Fees and Services

To Be Provided BY ACCOUNTANT

Part IV

Item 15. Exhibits, Financial Statement Schedules

(A) Financial Statements

See index to Financial Statements on Page F-1

(B) Exhibits.

Exhibit Number	Exhibit Description

3.1.1	Certificate of Incorporation - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-133910

3.2	Bylaws - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-133910

3.3	Certificate of Amendment to Certificate of Incorporation - Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 8, 2007.

4.1	Specimen Stock Certificate - Filed Herewith

10.1	Regulation S Subscription Agreement - Incorporated by Reference to Exhibit 10.1 to Current Report on Form 8-K filed January 30, 2008

10.2	Equity Line of Credit Agreement - Incorporated by Reference to Exhibit 10.1 Current Report on Form 8-K filed March ___ 2008

10.3	Registration Rights Agreement - Incorporated by Reference to Exhibit 10.2 Current Report on Form 8-K filed March ___ 2008

10.4	Placement Agency Agreement -Incorporated by Reference to Exhibit 10.3 Current Report on Form 8-K filed March ___ 2008

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

( C) Financial Statement Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Shoe Holdings, Inc.

By:	/s/ Gu Xianzhong, President and CEO

April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Signature	Date	Capacities

Gu Xianzhong	/s/ Gu Xianzhong	April 14, 2008	President and CEO

Angus Cheung Ming	/s/ Cheung Ming	April 14, 2008	CFO

Kon Ki Lo	/s/ Kon Ki Lo	April 14, 2008	Director

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)

Consolidated Financial Statements
For The Years Ended December 31, 2007 And 2006

(With Report of Independent Registered Public Accounting Firm Thereon)

ZHONG YI (HONG KONG) C.P.A. COMPANY LIMITED

Certified Public Accountants

CHINA SHOE HOLDINGS, INC.
(Formerly Indigo Technologies, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)

We have audited the accompanying consolidated balance sheets of China Shoe Holdings, Inc. (Formerly Indigo Technologies, Inc.) (“the Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income and comprehensive income, cash flows and stockholders’ equity for the years ended December 31, 2007 and 2006. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Shoe Holdings, Inc. as of December 31, 2007 and 2006, and the results of operations and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Zhong Yi (Hong Kong) C.P.A. Company Limited
Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China
April 11, 2008

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (‘US$”), except for number of shares)

	As of December 31,
	2007	2006
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$706,823	$333,508
Restricted cash	-	60,160
Accounts receivable, trade	1,071,037	582,372
Advances to employees	41,017	145,040
Inventories	529,574	384,394
Value added tax receivable	-	66,948
Other receivables and prepayments	519,210	227,769

Total current assets	2,867,661	1,800,191

Non-current assets:
Property, plant and equipment, net	1,717,719	1,382,851

TOTAL ASSETS	$4,585,380	$3,183,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	$170,903	$333,249
Accounts payable, trade	500,491	253,201
Income tax payable	-	20,119
Amount due to directors	76,049	-
Other payables and accrued liabilities	386,208	99,293

Total current liabilities	1,133,651	705,862

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2007 and 2006	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 100,000,001 shares and 69,615,000 shares issued and outstanding as of December 31, 2007 and 2006	100,000	69,615
Additional paid-in capital	1,883,364	1,851,783
Accumulated other comprehensive income (loss)	225,226	(33,829)
Retained earnings	1,243,139	589,611

	3,451,729	2,477,180
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,585,380	$3,183,042

See accompanying notes to consolidated financial statements.

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENISVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed United States Dollars (‘US$”), except for number of shares)

	For the years ended December 31,
	2007	2006
		(restated)

OPERATING REVENUES	$7,256,568	$4,465,755

COST OF REVENUES (exclusive of depreciation)	5,362,306	3,333,402

GROSS PROFIT	1,894,262	1,132,353

OPERATING EXPENSES:
Depreciation	218,735	152,932
General and administrative	969,697	709,103

Total operating expenses	1,188,432	862,035

INCOME FROM OPERATIONS	705,830	270,318

OTHER INCOME (EXPENSE):
Interest income	1,614	268
Interest expense	(53,916)	(20,201)

Total other expense	(52,302)	(19,933)

INCOME BEFORE INCOME TAXES	653,528	250,385

Income tax expenses	-	(76,767)

NET INCOME	$653,528	$173,618

Other comprehensive income:
- Foreign currency translation gain	259,055	44,375

COMPREHENSIVE INCOME	$912,583	$217,993

Net income per share- Basic and diluted	$0.008	$0.002

Weighted average number of shares outstanding during the year - Basic and diluted	85,098,864	69,615,000

See accompanying notes to consolidated financial statements.

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed United States Dollars (‘US$”))

	For the years ended December 31,
	2007	2006
		(restated)
Cash flows from operating activities:
Net income	$653,528	173,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	218,735	152,932
Shares issued for service rendered, non-cash	60,000	-
Change in operating assets and liabilities:
Accounts receivable, trade	(434,188)	(169,495)
Advances to employees	110,742	437,566
Inventories	(115,066)	183,606
Other receivables and prepayments	(266,829)	(123,234)
Value-added tax receivable	69,154	(29,441)
Accounts payable, trade	222,457	3,401
Income tax payable	(20,782)	11,698
Amount due to directors	72,992	-
Other payables and accrued liabilities	273,472	(190,479)

Net cash provided by operating activities	844,215	450,172

Cash flows from investing activities:
Purchase of property, plant and equipment	(390,245)	(419,461)

Net cash used in investing activities	(390,245)	(419,461)

Cash flows from financing activities:
Cash received from reverse acquisition	1,966	-
Repayment of short-term bank borrowings	(1,510,985)	(179,510)
Proceeds from short-term bank borrowings	1,332,028	333,249
Proceeds from (payment to) restricted cash	62,142	(60,160)

Net cash (used in) provided by financing activities	(114,849)	93,579

Foreign currency translation adjustment	34,194	44,375

NET CHANGE IN CASH AND CASH EQUIVALENTS	373,315	168,665

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	333,508	164,843

CASH AND CASH EQUIVALENTS, END OF YEAR	$706,823	333,508
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$20,782	$65,069
Cash paid for interest expenses	$53,916	$20,201

See accompanying notes to consolidated financial statements

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
CONSOLDIATED STATEMENTS OF STOCKHOLDERS’EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Additional	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	paid-in capital	(loss) income	earnings	equity

Balance as of January 1, 2006 (restated)	69,615,000	$69,615	$1,851,783	$(78,204)	$415,993	$2,259,187
Net income for the year	-	-	-	-	173,618	173,618
Foreign currency translation adjustment	-	-	-	44,375	-	44,375

Balance as of December 31, 2006	69,615,000	$69,615	$1,851,783	$(33,829)	$589,611	$2,477,180
Shares issued to complete reverse acquisition	15,200,001	15,200	(13,234)	-	-	1,966
Shares issued for service rendered, non-cash	15,185,000	15,185	44,815	-	-	60,000
Net income for the year	-	-	-	-	653,528	653,528
Foreign currency translation adjustment	-	-	-	259,055	-	259,055

Balance as of December 31, 2007	100,000,001	$100,000	$1,883,364	$225,226	$1,243,139	$3,451,729

See accompanying notes to consolidated financial statements

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

1.	ORGANIZATION AND BUSINESS BACKGROUND

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

On June 29, 2007, CHSH completed a 1 for 3.0625 reverse stock split on the Company’s common stock. As a result, the total number of issued and outstanding shares of the Company before the stock exchange transaction was increased from 6,125,000 to 15,200,001 shares and par value of its common stock was unchanged at $0.001. This is inclusive of issuance of 1 share of common stock as fractional share. All common stock and per share data for all periods presented in these consolidated financial statements have been restated to give effect to the forward stock split and stock cancellation.

On June 29, 2007, CHSH completed a stock exchange transaction with Wholly Success Technology Group Limited (“WSTG”). WSTG was incorporated as a limited liability company in the British Virgin Islands (“BVI”) on December 16, 2004 with the authorized, issued and outstanding shares of 994,500 common stock at par value of $1 per share. Its principal activity is investment holding in Shanghai Kanghong Yunheng Enterprise Development Company Limited (“Shanghai Kanghong”). Shanghai Kanghong was organized as a limited liability company and located in Shanghai city, the People’s Republic of China (“PRC”) with a registered capital of $1,921,398 (equivalent to Renminbi (“RMB”) 15,000,000).

The stock exchange transaction involved an issuance by CHSH of 70 shares of the Company’s common stock to each WSTG’s shareholder for each share of WSTG common stock owned. As a result, the total number of issued and outstanding shares of common stock held by WSTG’s shareholders was 69,615,000 shares. In accordance with reverse merger accounting practice, these shares are assumed to be outstanding as of the beginning of the periods presented in the accompanying financial statements.

In addition to the stock exchange transaction, CHSH agreed to issue an additional 15,185,000 restricted shares of common stock of the Company to China Venture Partners, Inc. for consulting services at a par value of $0.001 per share. The shares were issued in lieu of cash payment of $60,000 pursuant to a contract for consulting services dated June 1, 2007.

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

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

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

On February 9, 2006, Shanghai Kanghong transferred it registered capital of $1,921,398 (equivalent to RMB15,000,000) to WSTG. The transfer has been accounted for as a reorganization of entities under common control as the companies were beneficially owned by identical shareholders and share common management. The financial statements have been prepared as if the reorganization had occurred retroactively.

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

CHSH, WSTG and Shanghai Kanghong are collectively known as “the Company” in these consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of CHSH and its subsidiaries, WSTG and Shanghai Kanghong.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Restricted cash

Restricted cash consists of cash pledged with a bank as collateral for all letters of credit. As of December 31, 2007, the Company fully repaid all letters of credit and as a result the restricted cash had been withdrawn.

●	Accounts receivable, trade

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2007 and 2006, the Company recorded no allowance for doubtful accounts.

●	Inventories

Inventories include direct materials, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a FIFO basis. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2007 and 2006, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Buildings	20 years	5%
Plant and machinery	10 years	5%
Office equipment	10 years	5%
Motor vehicles	5 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

●	Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2007 and 2006.

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended December 31, 2007 and 2006.

(b)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenue

Cost of revenues consists primarily of material costs, direct labor and manufacturing overheads, which are directly attributable to the manufacture of products.

●	Advertising costs

The Company expenses advertising costs are accounted for in accordance with SOP 93-7, “Reporting for Advertising Costs”. No advertising expense was incurred for the years ended December 31, 2007 and 2006.

●	Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. No such cost was incurred by the company for the years ended December 31, 2007 and 2006.

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

●	Income taxes

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

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Stock-based compensation

Stock based grants issued to non-employees are measured at estimated fair value.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operations and comprehensive income as and when the related employee service is provided.

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

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

●	Comprehensive income

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States dollar (“US dollars”). The Company’s subsidiaries operating in the PRC maintained their books and records in its local currency, Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, assets and liabilities are translated into US dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of changes in stockholders’ equity.

Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective year:

	2007	2006

Years end RMB:US$ exchange rate	7.314	7.813
Average rates RMB:US$ exchange rate	7.563	7.945

●	Related parties

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

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, receivable from a third party, prepayments and deposits, short-term bank loan, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

●	Recently issued accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The Company believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R )’’ (‘‘SFAS No. 158’’). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not believe that this new pronouncement will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations", or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

3.	ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required for the years ended December 31, 2007 and 2006.

4.	INVENTORIES

Inventories consisted of following:
	As of December 31,
	2007	2006
		(restated)

Raw materials	$224,795	$211,682
Work in process	124,214	56,948
Finished goods	180,565	115,764

	$529,574	$384,394

For the years ended December 31, 2007 and 2006, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

5.	OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following:

	As of December 31,
	2007	2006
		(restated)

Prepayments	$457,973	$218,639
Other receivables	61,237	9,130

	$519,210	$227,769

The prepayments represented the deposits to suppliers for materials consumptions. The balances are subsequently settled upon the delivery of materials.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	As of December 31,
	2007	2006
		(restated)

Buildings	$403,046	$403,046
Plant and machinery	1,822,779	1,419,238
Office equipment	38,954	38,954
Motor vehicles	29,452	29,452
Foreign translation difference	214,299	-

	2,508,530	1,890,690
Less: accumulated depreciation	(726,573)	(507,839)
Less: foreign translation difference	(64,238)	-

Property, plant and equipment, net	$1,717,719	$1,382,851

Depreciation expense for the years ended December 31, 2007 and 2006 were $218,735 and $152,932, respectively.

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

7.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings were as follows:
	As of December 31,
	2007	2006
		(restated)

Short-term bank loans	$170,903	$185,600
Trust receipt loans	-	147,649

	$170,903	$333,249

As of December 31, 2007, the short-term bank loans consist of three individual bank loans with aggregate amount of RMB 1,250,000 (2006: RMB 2,603,505) payable to a financial institution, guaranteed by an independent third party, with interest rate ranged from 7.29% to 8.21% (2006: 7.38%) per annum payable quarterly, with principals due between August 20 to October 20, 2008.

8.	AMOUNT DUE TO DIRECTORS

The balances due to directors, Mr. Gu Xianzhong and Mr. Gu Changhong, represented unsecured advances which are interest-free and repayable in next twelve months.

9.	OTHER PAYABLES AND ACCRUED LIABILIITES

Other payables and accrued liabilities consisted of the followings:
	As of December 31,
	2007	2006
		(restated)

Salaries payable	$77,718	$780
Welfare payable	1,629	4,098
Advances from customers	13,395	43,199
Accrued expenses	146,230	43,115
Advances from third parties	109,378	-
VAT payable	9,355	-
Other payables	28,503	8,101

	$386,208	$99,293

10.	INCOME TAXES

The Company is registered in the United States of America and has operations in three tax jurisdictions: the United States of America, British Virgin Islands (“BVI”) and the PRC. The operations in the United States of America and BVI have incurred net operating losses for income tax purposes. The Company generated substantially its net income from the operation of its subsidiary in the PRC and subject to the PRC tax jurisdiction. The Company has $nil and $76,767 recorded income tax provision for the years ended December 31, 2007 and 2006, respectively.

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

The components of income (loss) before income taxes separating U.S., BVI and PRC tax jurisdictions are as follows:

	Years ended December 31,
	2007	2006
		(restated)
Tax jurisdictions from:
Loss subject to U.S.	$(74,092)	$-
Loss subject BVI	(63,528)	(5,466)
Income subject to the PRC	791,148	255,851

Income before income taxes	$653,528	$250,385

United States of America

CHSH is registered in the State of Nevada and is subject to the tax laws of United States of America.

As of December 31, 2007, the operation in the United States of America incurred $74,092 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $50,734 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, the Company is not subject to tax on income.

The PRC

The Company's subsidiary operating in the PRC, Shanghai Kanghong is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 33%, which is comprised of a 30% national income tax and 3% local income tax.

In December 2006, the Shanghai city local government tax bureau in the PRC approved Shanghai Kanghong as a foreign investment enterprise. Hence, effective from January 1, 2007, Shanghai Kanghong is entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 15% for the following three years.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. Shanghai Kanghong is considered a foreign invested enterprise and its ultimate applicable effective tax rate in 2008 and beyond will depend on many factors, including but not limited to whether certain of its legal entity will be subject to a transitional policy under the Corporate Income Tax Law, whether Shanghai Kanghong can continue to enjoy the unexpired tax holidays.

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the statements of operations for the years ended December 31, 2007 and 2006 is as follows:

	Years ended December 31,
	2007	2006

Income before income taxes	$791,148	$255,851
Statutory income tax rate	33%	33%
	261,079	84,430
Tax effect of expenses not deductible for tax purposes:
- Accrued expenses	24,802	6,618
- Others	-	(14,281)
Effect from tax holiday	(285,881)	-

Income tax expenses	$-	$76,767

The Company’s effective income tax rates for the years ended December 31, 2007 and 2006 were 0% and 30%, respectively.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006
Deferred tax assets:
- Net operating loss carried forward	$25,932	$-
- Accrued expenses	24,802	6,618
Less: valuation allowance	(50,734)	(6,618)

Deferred tax assets	$-	$-

11.	STOCK-BASED COMPENSATION

The Company granted 15,185,000 shares of restricted common stock to China Venture Partners, Inc. in accordance with a supplementary agreement dated June 27, 2007. The shares were issued in lieu of cash payment pursuant to a Consulting Agreement (the “Agreement”) dated June 1, 2007. According to the Agreement, China Venture Partners, Inc. is required to provide business advisory services to the Company for a period of 6 months from June 1, 2007 to November 30, 2007 and the total cash fee payable to China Venture Partners, Inc. was $60,000. There was no active market for any class of the Company’s common stock as of the contract date and so the fair value was estimated at $60,000 to equal the cash payments stipulated in the original contract. The Company is consulting with the SEC Office of the Chief Accountants on the accounting treatment.

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

12.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. Pursuant to stock exchange transaction on June 29, 2007, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as a reverse acquisition as more fully described in Note 1.

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2007 and 2006:

	Years ended December 31,
	2007	2006
Basis and diluted net income per share calculation
Numerator:
- Net income in computing basic net income per share	$653,528	$173,618

Denominator:
- Weighted average ordinary shares outstanding	85,098,864	69,915,000

Basic and diluted net income per share	$0.008	$0.002

13.	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

The Company considers its business activities to constitute one single segment. The Company’s chief operating decision maker use these results to make operating and strategic decisions. The geographic distribution of the Company’s customers is located in Japan and the PRC.

An analysis of the Company’s revenues and net assets by region are as follows:
	Years ended December 31,
	2007	2006

Revenue:
- Japan	$6,197,244	$3,773,314
- The PRC	1,059,324	692,441

	$7,256,568	$4,465,755

	As of December 31,
	2007	2006

Net assets (liabilities):
- U.S.	$(12,126)	$-
- BVI	(69,352)	(5,466)
- The PRC	3,533,207	2,482,646

	$3,451,729	$2,477,180

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

14.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $18,201 and $31,191 for the years ended December 31, 2007 and 2006 respectively.

15.	CONCENTRATION OF RISK

(a)	Major customers and vendors

For the years ended December 31, 2007 and 2006, 100% of the Company’s assets were located in the PRC and 85% of the Company’s revenues were derived from customers located in Japan for the year ended December 31, 2007.

For the year ended December 31, 2007, customers who account for 10% or more of revenues are presented as follows:

Customers	Revenues	Percentage of revenues		Accounts receivable, trade
Customer A	$1,411,598	19%		$234,877
Customer B	1,322,505	18%		202,589
Customer C	1,215,003	17%		193,635
Customer D	1,207,417	17%		181,572
Customer E	1,008,653	14%		122,262

Total:	$6,165,176	85%	Total:	$934,935

For the year ended December 31, 2006, customers who account for 10% or more of revenues are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A	Total:	$1,511,627	34%	Total:	$241,334

For the years ended December 31, 2007 and 2006, there are no vendors who account for 10% or more of purchases.

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

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

The Company’s interest-rate risk arises from short-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of December 31, 2007, all of borrowings were at fixed rates.

(d)	Exchange rate risk

The reporting currency of the Company is the US dollar, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US Dollar and RMB. If the RMB depreciates against the US Dollar, the value of the RMB revenues and assets as expressed in US Dollar financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

16.	OPERATING LEASE COMMITMENT

The Company rented offices and factories under non-cancelable operating lease agreements. As of December 31, 2007, the future minimum rental payments required for the coming years are as follows:

Years ending December 31,:
2008	$37,986
2009	39,885
2010	41,879
2011	43,973
Thereafter	82,532

$246,255

For the years ended December 31, 2007 and 2006, rental expenses were $ 34,985 and $31,718 respectively.

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

17.	SUBSEQUENT EVENTS

On January 30, 2008, the Company entered into a Regulation S Subscription Agreement (the “Agreement A”) with Mr. Yu Guorui, a resident and national of the PRC (the “Investor”). Pursuant to the Agreement, the Company sold 4,230,769 shares of common stock to the Investor for $550,000 at a price of $0.13 per share. The price was negotiated by the parties and based upon the average closing price for the Company’s common stock on the over the counter bulletin board during the last month. The Company intends to utilize the funds received primarily on expansion of its retail store operations in China.

On February 21, 2008, the Company, through its subsidiary, Shanghai Kanghong, has established a company namely, Shanghai Kangjiesi Shoes Co., Ltd. to conduct the sales of shoes and leather products in the PRC. It was incorporated as a limited liability company under the laws of the PRC and its registered capital is amounted to $68,362 (equivalent to RMB 500,000).

On March 17, 2008 the Company entered into an Equity Line Agreement (the “Agreement B”) with Magellan Global Fund, L.P., a Delaware limited partnership (the “Investor”), pursuant to which the Company agreed to sell and issue, and the Investor agreed to purchase from the Company up to $2,000,000 of the Company’s common stock with a par value of $0.001 per share. Upon the execution of the Agreement B the Company shall issue to the Investor a restricted stock certificate of the Company’s common stock in an amount equal to $40,000 divided by the closing bid price on the closing date. In addition, upon effectiveness of a registration statement pursuant to the Agreement B, the Company will issue an additional $40,000 of common stock to the Investor priced at the closing bid price of the day the registration statement is declared effective by the United States Securities and Exchange Commission. The Company intends to use the funds from this offering for its execution of retails strategy.