Form 10-Q
period 2008-03-31
China Shoe Holdings, Inc.
filed 2008-05-15
CIK 1364622

Form 10Q

China Shoe Holdings, Inc. - CHSH

Filed: (period: March 31, 2008)

Quarterly report filed by small businesses

Table of Contents

PART I.

ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	CONTROLS AND PRODCECURES

PART II:

OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the Period ended March 31, 2008

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

Gu Xianzhong, President and CEO
488 Wai Qingsong Road
Waigang, Jiading District, Shanghai
People's Republic of China 201800
 011-86-21-59587756
(Mailing Address of Agent for Service)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer☐	Smaller Reporting Company☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No☒

There were 104,230,770 shares of Common Stock outstanding as of May 15, 2008.

PART I.
ITEM 1. FINANCIAL STATEMENTS

CHINA SHOE HOLDINGS, INC (Unaudited) Condensed Consolidated Financial Statements For The Three Months Ended March 31, 2008

CHINA SHOE HOLDINGS, INC

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	F-2
Condensed Consolidated Statements of Operations And Comprehensive Income for the three months ended March 31, 2008 and 2007	F-3
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	F-4
Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2008	F-5
Notes to Condensed Consolidated Financial Statements	F-6 to F-18

CHINA SHOE HOLDINGS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,103,627	$706,823
Accounts receivable, trade	1,158,014	1,071,037
Advances to employees	42,722	41,017
Inventories	1,368,751	529,574
Other receivables and prepayments	408,408	519,210

Total current assets	4,081,522	2,867,661

Non-current assets:
Property, plant and equipment, net	1,736,973	1,717,719

TOTAL ASSETS	$5,818,495	$4,585,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	$178,007	$170,903
Accounts payable, trade	324,712	500,491
Amount due to directors	42,497	76,049
Other payables and accrued liabilities	563,004	386,208

Total current liabilities	1,108,220	1,133,651

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2008 and December 31, 2007	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 104,230,770 and 100,000,001 shares issued and outstanding as of March 31, 2008 and December 31, 2007	104,231	100,000
Additional paid-in capital	2,429,133	1,883,364
Accumulated other comprehensive income	402,092	225,226
Retained earnings	1,774,819	1,243,139

	4,710,275	3,451,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,818,495	$4,585,380

See accompanying notes to condensed consolidated financial statements.

CHINA SHOE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2008	2007

OPERATING REVENUES	$2,357,580	$1,173,975

COST OF REVENUES (exclusive of depreciation)	1,493,195	802,940

GROSS PROFIT	864,385	371,035

OPERATING EXPENSES:
Depreciation	52,078	7,167
General and administrative	276,915	170,050

Total operating expenses	328,993	177,217

INCOME FROM OPERATIONS	535,392	193,818

OTHER INCOME (EXPENSE):
Interest income	398	177
Interest expense	(4,110)	(4,913)

Total other expense	(3,712)	(4,736)

INCOME BEFORE INCOME TAXES	531,680	189,082

Income tax expenses	-	-

NET INCOME	$531,680	$189,082

Other comprehensive income:
- Foreign currency translation gain	176,866	17,409

COMPREHENSIVE INCOME	$708,546	$206,491

Net income per share- Basic and diluted	$0.01	$0.19

Weighted average number of shares outstanding during the year - Basic and diluted	102,867,522	994,500

See accompanying notes to condensed consolidated financial statements.

CHINA SHOE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$531,680	189,082
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	52,078	48,165
Change in operating assets and liabilities:
Accounts receivable, trade	(41,548)	(302,351)
Advances to employees	-	107,725
Inventories	(799,686)	(452,450)
Other receivables and prepayments	129,552	(197,128)
Value-added tax receivable	-	66,948
Accounts payable, trade	(192,379)	206,357
Income tax payable	-	(20,119)
Amount due to directors	(35,905)	-
Other payables and accrued liabilities	160,456	120,112
Net cash used in operating activities	(195,752)	(233,659)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,045)	-

Net cash used in investing activities	(1,045)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	550,000	-
Proceeds from short-term bank borrowings	-	295,692
Payment to restricted cash	-	(61,886)

Net cash provided by financing activities	550,000	233,806

Effect of exchange rate changes on cash and cash equivalents	43,601	17,409

NET CHANGE IN CASH AND CASH EQUIVALENTS	396,804	17,556

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	706,823	333,508

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,103,627	351,064

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$20,119
Cash paid for interest expenses	$4,110	$4,913

See accompanying notes to condensed consolidated financial statements

CHINA SHOE HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Common Stock
	No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2008	100,000,001	$100,000	$1,883,364	$225,226	$1,243,139	$3,451,729
Shares issued under Regulation S Subscription Agreement on January 30, 2008	4,230,769	4,231	545,769	-	-	550,000
Net income for the period	-	-	-	-	531,680	531,680
Foreign currency translation adjustment	-	-	-	176,866	-	176,866
Balance as of March 31, 2008	104,230,770	$104,231	$2,429,133	$402,092	$1,774,819	$4,710,275

See accompanying notes to condensed consolidated financial statements

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE – 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited condensed consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE– 2 ORGANIZATION AND BUSINESS BACKGROUND

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

On February 21, 2008, the Company, through its subsidiary, Shanghai Kanghong Yunheng Enterprise Development Company Limited, has established a company namely, Shanghai Kangjiesi Shoes Co., Ltd. to conduct the retail sales of shoes and leather products in the PRC. It was incorporated as a limited liability company under the laws of the PRC and its registered capital is amounted to $68,362 (equivalent to RMB 500,000).

Details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Wholly Success Technology Group Limited (“WSTG”)	British Virgin Islands, a limited liability company	Investment holding	994,500 issued shares of $1 each	100%

Shanghai Kanghong Yunheng Enterprise Development Company Limited (“SKYEDC”)	PRC, a limited liability company	Shoe manufacturing	RMB 15,000,000	100%

Shanghai Kangjiesi Shoes Co., Ltd. (“SKSCL”)	PRC, a limited liability company	Shoe retailing	RMB 500,000	100%

All the companies above are collectively known as “the Company” in these condensed consolidated financial statements.

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE– 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

• Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

• Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

• Basis of consolidation

The condensed consolidated financial statements include the financial statements of CHSH and its subsidiaries, WSTG, Shanghai Kanghong and Shanghai Kangjiesi.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

• Accounts receivable, trade

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2008, the Company recorded no allowance for doubtful accounts.

•  Inventories

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Inventories include direct materials, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a FIFO. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

• Property, plant and equipment, net

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

Expenditure for maintenance and repairs is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

• Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2008.

• Revenue recognition

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

(a) Sale of products

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the three months ended March 31, 2008.

(b) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

•  Cost of revenue

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products.

• Income taxes

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

The Company also accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the condensed consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Effective January 1, 2007, the Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In connection with the adoption of FIN No. 48, the Company has analyzed the filing positions in all of the jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on the condensed consolidated financial statements. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the period ended March 31, 2008.

The Company conducts its major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

In accordance with FIN48, the Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense.

• Net income per share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

• Comprehensive income

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

• Foreign currencies translation

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

The functional and reporting currency of the Company is the United States dollars (“US$”). The accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiary in the PRC, TCH maintains its books and records in its local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted.

The reporting currency of the Company is the United States dollar ("US dollars"). The Company's subsidiaries in the PRC, SKYEDC and SKSCL maintain their books and records in its local currency, the Renminbi (“RMB”), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US dollars are translated into US dollars, in accordance with SFAS No 52. “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective period:

	2008	2007

Months end RMB:US$ exchange rate	7.022	7.702
Average monthly RMB:US$ exchange rate	7.176	7.757

• Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

• Segment reporting

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

• Fair value of financial instruments

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

•  Recently issued accounting standards

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

NOTE– 4 ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required for the three months ended March 31, 2008 and 2007.

NOTE– 5 INVENTORIES

	March 31, 2008	December 31, 2007
	(audited)

Raw materials	$709,627	$224,795
Work in process	473,084	124,214
Finished goods	186,040	180,565

	$1,368,751	$529,574

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)
For the three months ended March 31, 2008 and 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NOTE– 6 OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following:

	March 31, 2008	December 31, 2007
	(audited)

Prepayments	$331,224	$457,973
Other receivables	72,127	61,237

	$408,408	$519,210

The prepayments represented the deposits to suppliers for materials consumptions. The balances are subsequently settled upon the delivery of materials.

Other receivables represented temporary advances to various independent third parties and the Company is expected to recover the receivables within the next twelve months.

NOTE– 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	March 31, 2008	December 31, 2007
	(audited)

Buildings	$430,538	$403,046
Plant and machinery	2,001,463	1,822,779
Office equipment	44,900	38,954
Motor vehicles	32,697	29,452
Foreign translation difference	104,275	214,299

	2,613,873	2,508,530
Less: accumulated depreciation	(842,889)	(726,573)
Less: foreign translation difference	(34,011)	(64,238)

Property, plant and equipment, net	$1,736,973	$1,717,719

Depreciation expense for the three months ended March 31, 2008 and 2007 were $52,078 and $48,165, respectively.

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE– 8 SHORT-TERM BANK BORROWINGS

As of March 31, 2008, the short-term bank loans consist of three individual bank loans with aggregate amount of RMB 1,250,000 (2007: RMB1,250,000) payable to a financial institution, guaranteed by an independent third party, with interest rate ranged from 7.29% to 8.21% (2007: 7.38%) per annum payable quarterly, with principals due between August 20 to October 20, 2008.

As of March 31, 2008 and December 31, 2007, the short-term bank borrowings was $178,007 and $170,903.

NOTE– 9 OTHER PAYABLES AND ACCRUED LIABILIITES

Other payables and accrued liabilities consisted of the followings:

	March 31, 2008	December 31, 2007
		(audited)
Salaries payable	$88,600	$77,718
Welfare payable	-	1,629
Advances from customers	-	13,395
Accrued expenses	146,324	146,230
Advances from third parties	113,924	109,378
Export declaration payable	71,203	-
VAT payable	96,979	9,355
Other payables	45,974	28,503

	$563,004	$386,208

NOTE– 10 INCOME TAXES

The Company is registered in the United States of America and has operations in three tax jurisdictions: the United States of America, British Virgin Islands (“BVI”) and the PRC. For the three months ended March 31, 2008, the operation in the United States of America and BVI did not incur any operating income or losses for income tax purposes. The Company generated substantially its net income from the operation of its subsidiary in the PRC and subject to the PRC tax jurisdiction. The Company did not record any income tax provision for the three months ended March 31, 2007 and 2008, respectively.

The components of income before income taxes separating U.S., BVI and PRC tax jurisdictions are as follows:

	Three months ended March 31,
	2008	2007

Tax jurisdictions from:
Loss subject to U.S.	$-	$-
Loss subject BVI	-	-
Income subject to the PRC	531,680	189,082

Income before income taxes	$531,680	$189,082

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

United States of America

CHSH is registered in the State of Nevada and is subject to the tax laws of United States of America.

As of March 31, 2008, the operation in the United States of America did not incur net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2028, if unutilized.

British Virgin Islands

Under the current BVI law, the Company is not subject to tax on income.

The PRC

All the Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the PRC. Effective from January 1, 2008, the Corporate Income Tax Law of the PRC (the “New CIT Law”) is followed. Under the New CIT Law, SKYEDC, as a foreign investment enterprise continues to enjoy the unexpired tax holidays from a full exemption of income tax for the first two profit making years with a 50% exemption of income tax (that is 30%) for the next three years. SKSCL is a domestic company which is entitled to the tax rate reduction from 33% to 25%.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the statements of operations for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended March 31,
	2008	2007

Income before income taxes	$531,680	$189,082
Statutory income tax rate	25%	33%
	132,920	62,397
Tax effect of expenses not deductible for tax purposes:
- Effect from tax holiday	(132,920)	(62,397)

Income tax expenses	$-	$-

The Company’s effective income tax rates for the three months ended March 31, 2008 and 2007 were 0% and 0%.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
		(audited)
Deferred tax assets:
- Net operating loss carried forward	$25,932	$25,932
- Accrued expenses	-	24,802
Less: valuation allowance	(25,932)	(50,734)

Deferred tax assets	$-	$-

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE– 11 AMOUNT DUE TO DIRECTORS

The balances due to directors, Mr. Gu Xianzhong and Mr. Gu Changhong, represented unsecured advances which are interest-free and repayable in next twelve months.

NOTE– 12 CAPITAL TRANSACTIONS

On January 30, 2008, the Company entered into a Regulation S Subscription Agreement (the “Agreement A”) with Mr. Yu Guorui, a resident and national of the PRC (the “Investor”). Pursuant to the Agreement, the Company issued 4,230,769 shares of common stock to the Investor for $550,000 at a price of $0.13 per share. The price was negotiated by the parties and based upon the average closing price for the Company’s common stock on the over the counter bulletin board during the month preceeding the subscription agreement. The Company intends to utilize the funds received primarily on expansion of its retail store operations in China.

NOTE– 13 CONCENTRATION AND RISK

(a) Major customers and vendors

For the three months ended March 31, 2008 and 2007, 100% of the Company’s assets were located in the PRC and 85% of the Company’s revenues were derived from customers located in Japan for the three months ended March 31, 2008.

For the three months ended March 31, 2008, customers who account for 10% or more of revenues are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, trade
Customer A		$419,884	18%		$51,912
Customer B		399,125	17%		49,272
Customer C		356,388	15%		128,217
Customer D		334,645	14%		115,067
Customer E		286,520	12%		90,160
Customer F		265,123	11%		169,953

	Total:	$2,061,685	87%	Total:	$604,581

For the three months ended March 31, 2007, customers who account for 10% or more of revenues are presented as follows:

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Customers		Revenues	Percentage of revenues		Accounts receivable, trade
Customer A		$241,296	21%		$34,292
Customer B		131,907	11%		78,745
Customer F		143,342	12%		41,320
Customer G		117,758	10%		100,788

	Total:	$634,303	54%	Total:	$255,145

For the three months ended March 31, 2008 and 2007, there are no vendors who account for 10% or more of purchases.

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

The Company’s interest-rate risk arises from short-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of March 31, 2008, all of borrowings were at fixed rates.

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

NOTE– 15 OPERATING LEASE COMMITMENT

The Company rented offices and factories under non-cancelable operating lease agreements. As of March 31, 2008, the future minimum rental payments required for the coming years are as follows:

Period ended March 31,
2008	$189,046
2009	244,021
2010	115,339
2011	36,069
Thereafter	67,698
$652,173

For the three months ended March 31, 2008 and 2007, rental expenses were $15,932 and $8,528 respectively.

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE– 16 SUBSEQUENT EVENT

On April 25, 2008, the Board of Directors of the Company approved the Employee Incentive Plan. The details of the plan will be attached as exhibit to the S-8 Registration Statement which will be filed shortly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-QSB, including the following “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,”“project,” “targets,” “optimistic,” “intend,” “aim,”“will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of our “Report of Unscheduled Material Events or Corporate Changes” on Form 8-K for the years ended December 31, 2006 and December 2005, and other risks mentioned in this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of terms

Except as otherwise indicated by the context, references in this Form 10-KSB to “CHSH,” “we,” “us,” “our,” “our Company,” or “the Company” are to China Shoe Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i)“WSTG” are to Wholly Success Technology Group Limited, a limited liability company incorporated in the British Virgin Islands; (ii)“SKYEDC” are to Shanghai Kanghong Yunheng Enterprise Development Company Limited., a limited liability company incorporated in the People's Republic of China; (iii)”SKSCL” are to Shanghai Kangjiesi Shoes Company Limited., a limited liability company incorporated in the People's Republic of China  (iv) “BVI” are to British Virgin Islands; (v) “PRC” and “China” are to the People's Republic of China; (vi) “U.S. dollar,” “$” and “US$” are to United States dollars; (vii) “RMB” are to Yuan of China; (viii) “Securities Act” are to the Securities Act of 1933, as amended; and “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

The Company continued to implement its growth strategy for the three months ended March 31, 2008 through slightly higher marketing efforts to be placed on the ladies footwear for the Japanese market.

The Company continued to strengthen its balance sheet in 2007 and for the three months ended of March 31, 2008. Total assets and stockholders' equity have both increased.

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

On April 25, 2008, the Board of Directors of the Company approved the Employee Incentive Plan. The details of the plan will be attached as exhibit to the S-8 Registration Statement which will be filed shortly.

WSTG is the owner of all the outstanding shares of SHKH, a limited liability company organized under the laws of the People's Republic of China (“PRC”) and a manufacturer of woman's shoes, casual shoes and shoe components.

Under the terms of the Agreement, all of the officers of the Company resigned, WSTG was permitted to appoint two directors, representing 50% of the Company's Board of Directors and WSTG and the Company agreed not to file a registration statement on From SB-2 allowing for insiders' share sales for a period of one year or to file a registration statement on From S-8 for nine months. CVP provides general business consulting services, specializing in the needs of entities with interests in the PRC.

Results of Operations

The following table summarizes the results of our operations during the three months ended March 31, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2007 to the three months ended March 31, 2007.

All amount, other than percentages, in millions of U.S dollars
	3 Months Ended March 31,
			Increase	% Increase
Item	2008	2007	(Decrease)	(% Decrease)
Operating Revenues	$2.36	$1.17	$1.18	$100.7%
Cost of Revenues	1.49	0.80	0.69	86.0%
Gross Profit	0.87	0.37	0.50	135.7%
Operating Expenses
- Depreciation	0.05	0.01	0.04	630.3%
- General & administrative	0.28	0.17	0.11	62.7%
Other Income (Expenses)	(0.004)	(0.005)	0.03	150.0%
Net Income	0.54	0.19	0.38	184.2%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue: Revenue was $2.36 million for the three months ended March 31, 2008 as compared to $1.17 million for the three months ended March 31, 2007, representing an increase by 100.7%. The increase in revenue was mainly contributed to the increased in the proportion of sales into the Japanese market.

Cost of Revenue and Gross Profit: Cost of revenue and gross profit were respectively $1.49 million and $0.87 million for the three months ended March 31, 2008 as compared to $0.80 million and $0.37 million for the three months ended March 31, 2007, representing an increase by 86.0% and 135.7% respectively. The substantial growth in gross profit was attributable to the increased in the proportion of sales into the Japanese market that are generally at higher margins than sales within the PRC.

Operating Expenses: Operating expenses was $0.33 million for the three months ended March 31, 2008 as compared to $0.18 million for the three months ended March 31, 2007, representing an increase by 83.3%. The increased was mainly attributable to the hiring of additional staff, increased in entertainment and more vehicle expenses for serving the Japanese customers and professional expenses related to the reverse take-over activities on the over-the counter market.

Income Tax Expenses: No income tax was incurred during the three months ended March 31, 2007. Starting from the first quarter of 2007, SKYEDC, a subsidiary of the Company, which operates in the PRC, is exempted from the PRC state and local enterprise income tax for the first two profitable financial years of operation and a 50% relief from the PRC state corporate income tax for the following three years. Accordingly, it was not subject to tax in 2007.

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

Net income: Net income was $0.54 million for the three months ended March 31, 2008 as compared to $0.19 million for the three months ended March 31, 2007, representing an increase by 184.2%, the increase was mainly attributable to the increase in the greater proportion of sales from the Japanese market.

Liquidity and Capital Resources

Cash Flows
All amounts in millions of U.S. dollars

	Three months ended
	2008	2007
Net cash (used in) operating activities	$(0.19)	$(0.23)
Net cash (used in) investing activities	(0.001)	-
Net cash provided by financing activities	0.55	0.23

Net change in cash and cash equivalents	$0.36	$-

Operating Activities:

Net cash used in operating activities was $0.19 million for the three months ended March 31, 2008, which is decrease of $0.04 million from $0.23 million as compared with the corresponding period in 2007. The decrease was mainly due to the increased in net income, increased in other payables and accrued liabilities and decreased in accounts payable.

Investing Activities:

Net cash used in investing activities for the three months ended March 31, 2008 was $0.001 million. The increase was attributable to the acquisition of fixed assets.

Financing Activities:

Net cash provided by financing activities in the three months ended March 31, 2008 totaled $0.55 million as compared to $0.23 million in the corresponding period of 2007. The increase of cash provided by financing activities was mainly attributable to the proceeds from newly issued share capital of USD550,000.

Short Term Bank Borrowings:

The Company utilizes short term bank borrowings to provide for its liquidity needs as the Company is typically paid for its product adequate to allow the Company to operate at present levels and to sustain moderate growth.

Short-term bank borrowings were as follows:

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)

Short-term bank loans	$178,007	$170,903

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

ITEM 3. CONTROLS AND PROCEDURES

Members of our management, including our Chief Financial Officer and Principal Accounting and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15or 15d-15, as of March 31, 2008, the end of the period covered by this report. Based upon that evaluation, Mr. Gu Xianzhong concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported on Form 8-K filed February 4, 2008 and Form 8-K A-1 filed May 1, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No items during the period covered by this report.

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

China Shoe Holdings, Inc.

(Registrant)

Date: May 15, 2008	By:	/s/ Gu Xianzhong
Gu Xianzhong President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/Gu Xianzhong	President and CEO	May 15, 2008
Gu Xianzhong

/s/Angus Cheung Ming	Chief Financial Officer	May 15. 2008
Angus Cheung Ming	(Principal Financial and Accounting Officer)