Form 10-Q
period 2008-06-30
China Shoe Holdings, Inc.
filed 2008-08-19
CIK 1364622

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the Period ended June 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 119,445,571 shares of Common Stock outstanding as of August 15, 2008.

Part I Financial Information

Item 1. Financial Information

CHINA SHOE HOLDINGS, INC

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Page
Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the three and six months ended June 30, 2008 and 2007	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2008	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-20

CHINA SHOE HOLDINGS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	June 30, 2008	December 31, 2007
	(Unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,186,539	$706,823
Accounts receivable, trade	1,476,165	1,071,037
Inventories	1,363,131	529,574
Other receivables and prepayments	476,296	560,227

Total current assets	4,502,131	2,867,661

Non-current assets:
Property, plant and equipment, net	1,724,379	1,717,719
TOTAL ASSETS	$6,226,510	$4,585,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	$181,903	$170,903
Accounts payable, trade	354,913	500,491
Income tax payable	20,774	-
Amount due to a director	2,478	76,049
Amount due to a related party	45,111	-
Other payables and accrued liabilities	388,062	386,208

Total current liabilities	993,241	1,133,651

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2008 and December 31, 2007	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 119,445,571 and 100,000,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007	119,445	100,000
Additional paid-in capital	2,937,150	1,883,364
Deferred compensation cost	(499,763)	-
Accumulated other comprehensive income	510,977	225,226
Retained earnings	2,165,460	1,243,139

	5,233,269	3,451,729
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,226,510	$4,585,380

 See accompanying notes to condensed consolidated financial statements.

CHINA SHOE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
OPERATING REVENUES	$2,306,482	$1,954,897	$4,664,062	$3,128,872

COST OF REVENUE	1,639,456	1,303,201	3,132,651	2,106,141

GROSS PROFIT	667,026	651,696	1,531,411	1,022,731

OPERATING EXPENSES:
Depreciation	53,947	5,344	106,025	12,511
Stock-based compensation	23,468	15,185	23,468	15,185
Selling and marketing	38,470	-	38,470	-
General and administrative	137,263	422,546	414,178	592,596
Total operating expenses	253,148	443,075	582,141	620,292

INCOME FROM OPERATIONS	413,878	208,621	949,270	402,439

OTHER INCOME (EXPENSE):
Interest income	1,099	348	1,497	525
Interest expense	(4,151)	(12,599)	(8,261)	(17,512)

Total other expense	(3,052)	(12,251)	(6,764)	(16,987)

INCOME BEFORE INCOME TAXES	410,826	196,370	942,506	385,452

Income tax expense	(20,185)	-	(20,185)	-

NET INCOME	$390,641	$196,370	$922,321	$385,452

Other comprehensive income:
- Foreign currency translation gain (loss)	(462,617)	(15,237)	285,751	2,172

COMPREHENSIVE INCOME	$(71,976)	$181,133	$636,570	$387,624

Net income per share - Basic and diluted	$(0.001)	$0.003	$0.009	$0.010

Weighted average shares outstanding - basic and diluted	109,299,223	70,782,802	105,928,141	71,139,972

See accompanying notes to condensed consolidated financial statements.

CHINA SHOE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$922,931	$385,452
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	106,025	147,665
Stock-based compensation	23,468	15,185
Change in operating assets and liabilities:
Accounts receivable, trade	(326,645)	(391,157)
Inventories	(776,770)	(669,626)
Other receivables and prepayments	116,583	47,861
Value-added tax receivable	-	50,502
Accounts payable, trade	(172,743)	349,135
Income tax payable	20,185	(20,119)
Amount due to directors	(76,202)	-
Amount due to related party	43,831	-
Other payables and accrued liabilities	(17,504)	(3,747)
Net cash used in operating activities	(137,451)	(88,849)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,076)	-

Net cash used in investing activities	(5,076)	-

Cash flows from financing activities:
Advance to a director	-	105,482
Proceeds from short-term bank borrowings	-	327,381
Issuance of share capital	550,000	-
Repayment of restricted cash	-	(63,736)

Net cash generated from financing activities	550,000	369,127

Foreign currency translation adjustment	72,243	2,172

NET CHANGE IN CASH AND CASH EQUIVALENTS	479,716	282,450

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	706,823	335,474

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,186,539	617,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$20,185	$20,119
Cash paid for interest expenses	$8,261	$17,512

See accompanying notes to condensed consolidated financial statements

CHINA SHOE HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Common Stock		Additional paid-in capital	Deferred Compensation cost	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	No. of shares	Amount
Balance as of January 1, 2008	100,000,001	$100,000	$1,883,364	$-	$225,226	$1,243,139	$3,451,729

Shares issued under private placement on January 30, 2008	4,230,769	4,231	545,769	-	-	-	550,000

Shares issued for payment of commitment fees, non-cash	571,429	571	39,429	(36,667)	-	-	3,333

Shares issued under Equity Incentive Plan	14,643,372	14,643	468,588	(463,096)	-	-	20,135

Net income for the period	-	-	-	-	-	922,931	922,931

Foreign currency translation adjustment	-	-	-	-	285,751	-	285,751

Balance as of June 30, 2008	119,445,571	$119,445	$2,937,150	$(499,763)	$510,977	$2,165,460	$5,233,269	]

See accompanying notes to condensed consolidated financial statements

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the unadjusted balance sheet as of December 31, 2007 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 ORGANIZATION AND BUSINESS BACKGROUND

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

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
•  Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

•  Basis of consolidation

The condensed consolidated financial statements include the financial statements of CHSH and its subsidiaries.

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

•  Accounts receivable, trade

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2008, the Company recorded no allowance for doubtful accounts.

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•  Inventories

Inventories include direct materials, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a FIFO. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

•  Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of June 30, 2008.

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

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(a)     Sale of products

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the six months ended June 30, 2008.

(b)     Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

•  Cost of revenue

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products.

•  Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the condensed consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

Effective January 1, 2007, the Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In connection with the adoption of FIN No. 48, the Company has analyzed the filing positions in all of the jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on the condensed consolidated financial statements. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the period ended June 30, 2008.

The Company conducts its major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authorities.

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The functional and reporting currency of the Company is the United States dollars (“US$”). The accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries in the PRC, SKYEDC and SKSCL maintain its books and records in their local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted.

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

Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective period:

	2008	2007
Months end RMB:US$ exchange rate	6.872	7.3141
Average monthly RMB:US$ exchange rate	7.073	7.5633

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008
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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

NOTE 4 ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required for the six months ended June 30, 2008 and 2007.

NOTE 5 INVENTORIES

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Raw materials	$705,857	$224,795
Work in process	507,529	124,214
Finished goods	149,745	180,565

	$1,363,131	$529,574

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the six months ended June 30, 2008 and 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NOTE 6 OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Advances to employees	$43,657	$41,017
Prepayments	354,922	457,973
Other receivables	77,717	61,237

	$476,296	$560,227

The prepayments represented the deposits to suppliers for materials consumptions. The balances are subsequently settled upon the delivery of materials.

Other receivables represented temporary advances to various independent third parties and the Company is expected to collect the receivables within the next twelve months.

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Buildings	$403,046	$403,046
Plant and machinery	1,822,779	1,822,779
Office equipment	44,178	38,954
Motor vehicles	29,452	29,452
Foreign translation difference	375,760	214,299
	2,675,215	2,508,530
Less: accumulated depreciation	(832,598)	(726,573)
Less: foreign translation difference	(118,238)	(64,238)

Property, plant and equipment, net	$1,724,379	$1,717,719

Depreciation expense for the three months ended June 30, 2008 and 2007 were $53,947 and $5,344, respectively.

Depreciation expense for the six months ended June 30, 2008 and 2007 were $106,025 and $147,665, respectively.

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 8 SHORT-TERM BANK BORROWINGS

As of June 30, 2008, the short-term bank loans consist of three individual bank loans with aggregate amount of RMB1,250,000 (2007: RMB1,250,000) payable to a financial institution, guaranteed by an independent third party, with interest rate ranged from 7.29% to 8.21% (2007: 7.38%) per annum payable quarterly, with principals due between August 20 to October 20, 2008.

As of June 30, 2008 and December 31, 2007, the short-term bank borrowings were $181,903 and $170,903 respectively.

NOTE 9 OTHER PAYABLES AND ACCRUED LIABILIITES

Other payables and accrued liabilities consisted of the followings:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Salaries and welfare payable	$86,769	$79,347
Advances from customers	6,842	13,395
Accrued expenses	73,074	146,230
Advances from third parties	116,418	109,378
VAT payable	93,484	9,355
Other payables	11,475	28,503

	$388,062	$386,208

NOTE 10 INCOME TAXES

For the period ended June 30, 2008 and 2007, the local (“the United States”) and foreign components of income before income taxes were comprised of the following:

	Six months ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Tax jurisdictions:
- Local	$(23,468)	$(15,185)
- Foreign	965,974	400,637

Income before income taxes	$942,506	$385,452

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2008	2007
Current:
- Local	$-	$-
- Foreign	20,185	-

Deferred:
- Local	-	-
- Foreign	-	-
Provision for income taxes	$20,185	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: U.S., British Virgin Islands and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

CHSH is registered in the State of Nevada and is subject to the tax laws of United States of America.

British Virgin Islands

Under the current BVI law, the Company is not subject to tax on income. For the years ended June 30, 2008 and 2007, the Company’s subsidiary did not incurred any income or loss.

The PRC

All the Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the PRC. Effective from January 1, 2008, the Corporate Income Tax Law of the PRC (the “New CIT Law”) is followed. Under the New CIT Law, SKYEDC, as a foreign investment enterprise continues to enjoy the unexpired tax holidays from a full exemption of income tax for the first two profit making years with a 50% exemption of income tax for the next three years. SKSCL is a domestic company which is entitled to the tax rate reduction from 33% to 25%.

The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2008 and 2007 is as follows:

	Six months ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Income before taxes from PRC operation	$965,974	$400,637
Statutory income tax rate	25%	33%
Income tax expense at statutory tax rate	241,493	132,210
Effect from tax holiday	(221,308)	(132,210)
Income tax expenses	$20,185	$-

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company adopted the provisions of FIN 48 on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the tax positions taken, or expected to be taken, on a tax return. The Company files tax returns in the various tax jurisdictions in which its subsidiaries operate in the PRC. The United States tax returns of its tax years 2006 to 2007 remain open to examination by IRS. The PRC 2007 tax returns have been filed and cleared.

NOTE 11 AMOUNT DUE TO A DIRECTOR

The balance due to director, Mr. Gu Xianzhong represented unsecured advances which are interest-free and has no fixed terms of repayment.

NOTE 12 AMOUNT DUE TO A RELATED PARTY

The balance due to the son of Mr. Gu Xianzhong represented unsecured advances which are interest-free and has no fixed terms of repayment.

NOTE 13 CAPITAL TRANSACTIONS

On January 30, 2008, the Company entered into a Regulation S Subscription Agreement (the “Agreement A”) with Mr. Yu Guorui, a resident and national of the PRC (the “Investor”). Pursuant to the Agreement, the Company issued 4,230,769 shares of common stock to the Investor for $550,000 at a price of $0.13 per share. The price was negotiated by the parties and based upon the average closing price for the Company’s common stock at its market quoted price on the closing date during the month preceding the subscription agreement. The Company intends to utilize the funds received primarily on expansion of its retail store operations in China.

On March 24, 2008, the Company entered into an Equity Line Agreement (the “ELA”) and a Registration Rights Agreement (the “RRA”) with Magellan Global Fund, L.P. (“Magellan”), a Delaware limited partnership, to issue and sell the common stock of the Company to Magellan up to $2,000,000. Upon execution of the ELA March 24, 2008, the Company issued 571,429 shares of restricted common stock at a price of $0.07 per share to ELA for the payment of commitment fees amounted to $40,000. The price was based on the closing bid price of the Company’s common stock at its market quoted price on the closing date of the sale of common stock.

On April 25, 2008, the Company approved and adopted the 2008 Equity Incentive Plan (the “EIP”) for the purpose to provide additional incentive to employees, directors and consultants. The EIP permits the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares. On May 1, 2008, the Company issued 14,643,372 shares of restricted common stock under the EIP with a fair market value of $0.033 per share. The fair market value was based on the last trade or closing ask price of the Company’s common stock on the over the counter bulletin board.

As of June 30, 2008 and December 31, 2007, the Company has 119,445,571 and 100,000,000 shares of common stocks issued and outstanding.

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 14 EQUITY INCENTIVE PLAN

On April 25, 2008, the Company approved and adopted the 2008 Equity Incentive Plan (the “EIP”) for the purpose to provide additional incentive to employees, directors and consultants. The EIP permits the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares. On May 1, 2008, the Company granted an aggregate of 14,643,372 shares of restricted common stock. The shares issued vest over a four-year period, and at issue resulted in total deferred compensation of $483,231. The fair values of these restricted stock awards are equal to the fair value of the Company’s stock on the date of grant. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the six months ended June 30, 2008, the Company recognized $20,135 of compensation expense under the plan. As of June 30, 2008, there was $463,096 of unrecognized compensation expense related to the nonvested restricted stock. This cost is expected to be recognized over a four-year period.

The following table summarizes the status of the Company’s nonvested restricted stock awards during the six months ended June 30, 2008:

	Nonvested restricted stock and stock unit awards
	Number of shares	Weighted average grant date fair values
Outstanding at beginning of period	-	$-
Granted	14,643,372	0.033
Vested	(610,140)	0.033

Outstanding at end of period	14,033,232	$0.033

NOTE 15 SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

The Company considers its business activities to constitute one single segment. The Company’s chief operating decision maker use these results to make operating and strategic decisions. The geographic distribution of the Company’s customers is located in Japan and the PRC.

An analysis of the Company’s revenues and net assets by region are as follows:

	Three months ended June 30,
	2008	2007
Revenue:
- Japan	$1,229,939	$1,702,881
- The PRC	1,076,543	252,016

$2,306,482	$1,954,897

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2008	2007
Revenue:
- Japan	$2,201,466	$2,356,990
- The PRC	2,462,596	771,882

	$4,664,062	$3,128,872

	As of June 30,
	2008	2007
Net assets (liabilities):
- U.S.	$537,874	$1,966
- BVI	(68,995)	(5,752)
- The PRC	4,764,390	2,885,741

	$5,233,269	$2,881,995

NOTE 16 CONCENTRATION AND RISK

(a) Major customers and vendors

For the three and six months ended June 30, 2008 and 2007, 100% of the Company’s assets were located in the PRC. 49% and 47% of the Company’s revenues were derived from customers located in Japan for the three and six months ended June 30, 2008.

For the three months ended June 30, 2008, customers who account for 10% or more of revenues are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, trade
Customer A		$360,922	16%		$125,564
Customer B		265,048	12%		97,653
Customer C		264,059	11%		141,877
Customer D		246,815	11%		120,616
Customer E		231,710	10%		183,550

	Total:	$1,368,554	60%	Total:	$669,260

For the six months ended June 30, 2008, customers who account for 10% or more of revenues are presented as follows:

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Customers		Revenues	Percentage of revenues		Accounts receivable, trade
Customer A		$765,861	17%		$125,564
Customer B		641,111	14%		153,678
Customer C		603,578	14%		141,877
Customer D		500,695	11%		183,550
Customer E		457,863	10%		120,616
Customer F		446,625	10%		97,653

	Total:	$3,415,733	76%	Total:	$822,938

For the three and six months ended June 30, 2007, there are no customers who account for 10% or more of revenues.

For the three and six months ended June 30, 2008 and 2007, there are no vendors who account for 10% or more of purchases.

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

The Company’s interest-rate risk arises from short-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of June 30, 2008, all of borrowings were at fixed rates.

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

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 17 OPERATING LEASE COMMITMENT

The Company rented offices, factories and retail shops under non-cancelable operating lease agreements. As of June 30, 2008, the future minimum rental payments required for the coming years are as follows:

Period ended June 30,
2009	79,022
2010	84,348
2011	55,482
Thereafter	111,246
$330,098

For the six months ended June 30, 2008 and 2007, rental expenses were $27,092 and $30,161 respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Use of terms

Except as otherwise indicated by the context, references in this Form 10-K to “CHSH,” “we,” “us,” “our,” “our Company,” or “the Company” are to China Shoe Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i)“WSTG” are to Wholly Success Technology Group Limited, a limited liability company incorporated in the British Virgin Islands; (ii)“SKYEDC” are to Shanghai Kanghong Yunheng Enterprise Development Company Limited., a limited liability company incorporated in the People's Republic of China; (iii)”SKSCL” are to Shanghai Kangjiesi Shoes Company Limited., a limited liability company incorporated in the People's Republic of China  (iv) “BVI” are to British Virgin Islands; (v) “PRC” and “China” are to the People's Republic of China; (vi) “U.S. dollar,” “$” and “US$” are to United States dollars; (vii) “RMB” are to Yuan of China; (viii) “Securities Act” are to the Securities Act of 1933, as amended; and “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

The Company continued to implement its growth strategy for the three months ended June 30, 2008 through slightly higher marketing efforts to be placed on the ladies footwear for the domestic market.

Apart from the manufacturing business, during the three months ended June 30, 2006, the Company commenced its retail business in Shanghai region through selling its own developed brands of “Kanggies” and “CCR”.

The Company continued to strengthen its balance sheet in 2007 and for the three months ended of June 30, 2008. Total assets and stockholders' equity have both increased.

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

We also conduct retail sales of our own developed ladies shoes and leather products in the People’s Republic of China, mainly in the Shanghai region.

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

On April 25, 2008, the Company approved and adopted the 2008 Equity Incentive Plan (the “EIP”) for the purpose to provide additional incentive to employees, directors and consultants. The EIP permits the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares.

On May 1, 2008, the Company issued 14,643,372 shares of restricted common stock under the EIP with a fair market value of $0.033 per share. The fair market value was based on the last trade or closing ask price of the Company’s common stock on the over the counter bulletin board.

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

Results of Operations

(1) The following table summarizes the results of our operations during the three-months period ended June 30 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-months period ended June 30, 2008 to the three months period ended June 30, 2007.

All amount, other than percentages, in millions of U.S dollars

	3 Months Ended June 30,
Item	2008	2007	Increase (Decrease)	% Increase (% Decrease)
Operating Revenues	$2.31	$1.95	$0.36	$18.5%
Cost of Revenues	1.64	1.30	0.34	26.2%
Gross Profit	0.67	0.65	0.02	3.1%
Operating Expenses
- Depreciation	0.05	0.01	0.04	400.0%
- Stock based compensation	0.02	0.02	-	-
- Selling & marketing	0.04	-	0.04	N/A
- General & administrative	0.14	0.42	(0.28)	(66.7%)
Other Income (Expenses)	(0.003)	(0.012)	(0.01)	(75.0%)
Net Income	0.39	0.20	0.19	95.0%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue: Commencing from the three months ended June 30, 2008, our revenues are generated from manufacturing and retailing business, revenue was $2.31 million for the three months ended June 30, 2008 as compared to $1.95 million for the three months ended June 30, 2007, representing an increase by 18.5%. The increase in revenue was mainly contributed to the increased in the proportion of sales into the domestic sales and the revenue derived from retailing business.

Cost of Revenue and Gross Profit: Cost of revenue and gross profit were respectively $1.64 million and $0.67 million for the three months ended June 30, 2008 as compared to $1.30 million and $0.65 million for the three months ended June 30, 2007, representing an increase by 26.2% and 3.1% respectively. The substantial growth in gross profit was attributable to a tighten control on cost of production.

Operating Expenses: Operating expenses was $0.25 million for the three months ended June 30, 2008 as compared to $0.44 million for the three months ended June 30, 2007, representing a decrease by 43.2%. The decreased was mainly attributable to the decreased in the agency expenses and entertainment expenses connected with serving the Japanese customers as a closer business connection with the Japanese customers have been established in the current period of 2008.

Income Tax Expenses: China Shoe Holdings, Inc. is subject to United States federal income tax rate. No provision for income taxes in the United States has been made as China Shoe Holdings, Inc. had no United States taxable income during the three months ended June 30, 2008.

Our wholly owned subsidiary Wholly Success Technology Group Limited (“WSTG”) was incorporated in the British Virgin Island and, under the current laws of the BVI, is not subject to income taxes.

Starting from the first quarter of 2007, Shanghai Kanghong Yunheng Enterprise Development Company Limited (“SKYEDC”), a subsidiary of the Company, which operates in the PRC, is exempted from the PRC state and local enterprise income tax for the first two profitable financial years of operation and a 50% relief from the PRC state corporate income tax for the following three years. Accordingly, it was not subject to tax in 2007.

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

Our subsidiary, Shanghai Kangjiesi Shoes Co., Ltd (“SKSCL”) which operates in the PRC, is conducting shoes retailing business in the People’s Republic of China. SKSCL is subject to a corporate income tax rate of 25%.

Income taxes expense was $0.02 million for the three months ended June 30, 2008. The Company started to pay taxes during the three months ended June 30, 2008 because of the commencement of the retail business from SKSCL during the three months ended June 30, 3008.

Net income: Net income was $0.39 million for the three months ended June 30, 2008 as compared to $0.20 million for the three months ended June 30, 2007, representing an increase by 95%, the increase was mainly attributable to the increase in the greater proportion of sales from the domestic market and revenue derived from the retailing business.

(2) The following table summarizes the results of our operations during the six-months period ended June 30 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the six-months period ended June 30, 2007 to the six months period ended June 30, 2008.

 All amount, other than percentages, in millions of U.S dollars

	6 Months Ended June 30,
Item	2008	2007	Increase (Decrease)	% Increase (% Decrease)
Operating Revenues	$4.66	$3.13	$1.53	$48.9%
Cost of Revenues	3.13	2.11	1.02	48.3%
Gross Profit	1.53	1.02	0.51	50.0%
Operating Expenses
- Depreciation	0.11	0.01	0.10	1000.0%
- Stock based compensation	0.02	0.02	-	-
- Selling & marketing	0.04	-	0.04	N/A
- General & administrative	0.41	0.59	(0.18)	(30.5%)
Other Income (Expenses)	(0.007)	(0.017)	(0.01)	(58.8%)
Net Income	0.92	0.39	0.53	135.9%

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue: Commencing from the three months ended June 30, 2008, our revenues are generated from both manufacturing and retailing business, revenue was $4.66 million for the six months ended June 30, 2008 as compared to $3.13 million for the six months ended June 30, 2007, representing an increase by 48.9%. The increase in revenue was mainly contributed to the increased in the proportion of sales into the domestic sales and the revenue derived from retailing business.

Cost of Revenue and Gross Profit: Cost of revenue and gross profit were respectively $3.13 million and $1.53 million for the six months ended June 30, 2008 as compared to $2.11 million and $1.02 million for the six months ended June 30, 2007, representing an increase by 48.3% and 50.0% respectively. The substantial growth in gross profit was attributable to a tighten control on cost of production.

Operating Expenses: Operating expenses was $0.58 million for the six months ended June 30, 2008 as compared to $0.62 million for the six months ended June 30, 2007, representing a decrease by 6.5%. The decreased was mainly attributable to the decreased in the agency expenses and entertainment expenses connected with serving the Japanese customers as a closer business connection with the Japanese customers have been established in the current period of 2008.

Income Tax Expenses: China Shoe Holdings, Inc. is subject to United States federal income tax rate. No provision for income taxes in the United States has been made as China Shoe Holdings, Inc. had no United States taxable income during the six months ended June 30, 2008.

Our wholly owned subsidiary Wholly Success Technology Group Limited (“WSTG”) was incorporated in the British Virgin Island and, under the current laws of the BVI, is not subject to income taxes.

Starting from the first quarter of 2007, Shanghai Kanghong Yunheng Enterprise Development Company Limited (“SKYEDC”), a subsidiary of the Company, which operates in the PRC, is exempted from the PRC state and local enterprise income tax for the first two profitable financial years of operation and a 50% relief from the PRC state corporate income tax for the following three years. Accordingly, it was not subject to tax in 2007.

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

Our subsidiary, Shanghai Kangjiesi Shoes Co., Ltd (“SKSCL”) which operates in the PRC, is conducting shoes retailing business in the People’s Republic of China. SKSCL is subject to a corporate income tax rate of 25%.

Income taxes expense was $0.02 million for the three months ended June 30, 2008. The Company started to pay taxes during the six months ended June 30, 2008 because of the commencement of the retail business from SKSCL during the three months ended June 30, 3008.

Net income: Net income was $0.92 million for the six months ended June 30, 2008 as compared to $0.39 million for the six months ended June 30, 2007, representing an increase by135.9%, the increase was mainly attributable to the increase in the greater proportion of sales from the Japanese market.

Liquidity and Capital Resources

Error! Not a valid link.

Operating Activities:

Net cash used in operating activities was $0.14 million for the six months ended June 30, 2008, which is an increase of $0.05 million from $0.09 million as compared with the corresponding period in 2007. The increase was mainly due to the increased in other payables and accrued liabilities, advance to employees and inventories and the decreased in accounts receivables and prepayment.

Investing Activities:

Net cash used in investing activities for the six months ended June 30, 2008 was $0.01 million. The increase was attributable to the acquisition of fixed assets.

Financing Activities:

Net cash provided by financing activities in the six months ended June 30, 2008 totaled $0.55 million as compared to $0.37 million in the corresponding period of 2007. The increase of cash provided by financing activities was mainly attributable to the proceeds from newly issued share capital of USD550,000

Short Term Bank Borrowings:

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

ITEM 3. CONTROLS AND PROCEDURES

Members of our management, including our Chief Financial Officer and Principal Accounting and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15or 15d-15, as of June 30, 2008, the end of the period covered by this report. Based upon that evaluation, Mr. Gu Xianzhong concluded that our disclosure controls and procedures are effective.

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

China Shoe Holdings, Inc. (Registrant)

Date: August 18, 2008	By:	/s/ Gu Xianzhong
Gu Xianzhong President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Gu Xianzhong	President and CEO	August 19, 2008
Gu Xianzhong

/s/ Angus Cheung Ming	Chief Financial Officer	August 19, 2008
Angus Cheung Ming	(Principal Financial and Accounting Officer)