Form 10KSB/A
period 2007-12-31
China Shoe Holdings, Inc.
filed 2008-09-25
CIK 1364622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB/A-1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

CHINA SHOE HOLDINGS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-KSB/A-1

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

● Impairment of long-lived assets

In accordance with SFAS No. 144,“Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2007 and 2006.

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

● Advertising costs

The Company expenses advertising costs are accounted for in accordance with SOP 93-7,“Reporting for Advertising Costs” . No advertising expense was incurred for the years ended December 31, 2007 and 2006.

● Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. No such cost was incurred by the company for the years ended December 31, 2007 and 2006.

● Income taxes

The Company also accounts for income tax using SFAS No. 109“Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48,“Accounting for Uncertainty in Income Taxes” (“ FIN 48”) . FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

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

● Comprehensive (loss) income

SFAS No. 130,“Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

In general, assets and liabilities are translated into US dollars, in accordance with SFAS No. 52, “Foreign Currency Translation” , using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of changes in stockholders’ equity.

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

● Fair value of financial instruments

The Company values its financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “ Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

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

In December 2007, the FASB issued SFAS No. 160, "Non controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160" . SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

Item 8 Financial Statements and Supplementary Data.

See Financial Statements beginning on Page F-1.

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No events have occurred which would require disclosure under this item.

Item 9A Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934  (Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures over financial reporting.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We have implemented the required processes and compensatory controls to minimize the risk of any recurrence and we will continue to develop processes that will be necessary as the business grows, and financial reporting becomes more complex. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in timely alerting them to material information which, is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

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

( C) Financial Statement Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

China Shoe Holdings, Inc.

By:	/s/ Gu Xianzhong, President and CEO

September 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Signature	Date	Capacities

Gu Xianzhong	/s/ Gu Xianzhong	September 25, 2008	President and CEO

Angus Cheung Ming	/s/ Cheung Ming	September 25, 2008	CFO

Kon Ki Lo	/s/ Kon Ki Lo	September 25, 2008	Director

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

The principal activity of CHSH, through its subsidiaries, is engaged in the manufacturing of ladies fashion footwear for shoe retailers in Japan and China. Meanwhile, the Company also produces various types of shoe soles for the domestic market in the PRC. In order to maintain a competitive advantage in the shoes manufacturing industry, the Company has developed the following proprietary technologies: (i) PU imitational grainy sole, (ii) TPR modified materials and (iii) Viscose water. The Company has registered and obtained“Utility Model” patent and“Invention” patent respectively for these innovations from the State Intellectual Property Office of the PRC in 2006.

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

In accordance with SFAS No. 144,“Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2007 and 2006.

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

The Company expenses advertising costs are accounted for in accordance with SOP 93-7,“Reporting for Advertising Costs” . No advertising expense was incurred for the years ended December 31, 2007 and 2006.

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

The Company also accounts for income tax using SFAS No. 109“Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48,“Accounting for Uncertainty in Income Taxes” (“ FIN 48”) . FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

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

SFAS No. 130,“Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

In general, assets and liabilities are translated into US dollars, in accordance with SFAS No. 52, “Foreign Currency Translation” , using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of changes in stockholders’ equity.

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

SFAS No. 131“Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates in one principal reportable segment in Japan and the PRC.

CHINA SHOE HOLDINGS, INC
(Formerly Indigo Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

●	Fair value of financial instruments

The Company values its financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “ Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160" . SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

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