Form 10KSB/A
period 2007-12-31
China Shoe Holdings, Inc.
filed 2008-11-04
CIK 1364622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB A/2

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

Commission file number: 333-139910

China Shoe Holdings, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	20-2234410
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act
☐  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐  Yes    ☐  No

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

Need for Additional Financing - Possible Dilution

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

All amounts, except for share and per share amounts, in millions of U.S. dollars.

	2007	2006
Revenues	$7.26	$4.47

Income From Operations	$0.71	$0.27

Net Income	$0.65	$0.17

Income From Operations Per Share Basic & Diluted	$0.008	$0.002

Total Assets	$4.59	$3.18

Total Current Liabilities	$1.13	$0.71

Net Assets	$3.45	$2.48

Weighted Average Number of Shares
Outstanding
Basic & Diluted	85,098,864	69,615,000

Total Shareholders' Equity	$3.45	$2.48

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

All amounts, other than percentages, are in millions of U.S dollars

	Years Ended December 31,		Increase	% Increase
Item	2007	2006	(Decrease)	(% Decrease)

Operating Revenues	$7.26	$4.47	$2.79	$62.4%
Cost of Revenues	5.36	3.33	2.03	60.9%
Gross Profit	1.90	1.14	0.76	66.7%
Operating Expenses
- Depreciation	0.22	0.15	0.07	46.7%
- General & administrative	0.91	0.71	0.20	28.2%
- Stock-based compensation	0.06	-	0.06	100.0%
Other Income (Expenses)	-0.05	-0.02	0.03	150.0%
Income Tax Expenses	-	0.08	-0.08	-100.0%
Net Income	0.66	0.18	0.48	266.7%

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

Stock-based compensation: On June 27, 2007, the Company granted 15,185,000 shares of restricted common stock for business advisory services to China Venture Partners (the “Consultant”) in lieu of a total cash fee payable to the Consultant at $0.06 million. The service period was from June1 2007 to December1ô2007. There is no active market for any class of the Company’s common stock as of the contract date and the Company recognized the stock-based compensation at a fair value of $0.06 million, which was equal to the cash payments as stipulated in the original contract.

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
All amounts in millions of U.S. dollars

Short-term bank borrowings were as follows:

	Year Ended December 31,
	2007	2006

Short-term bank loans	$0.17	$0.19
T rust receipt loans	-	0.1 4

	$0.17	$0.33

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

Item 9A Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of December 31, 2007, the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act).  Even an effective system of internal control over financial reporting, no matter how well designed, has inherent limitations, including the possibility of human error, circumvention or overriding of controls and, therefore, can provide only reasonable assurance with respect to reliable financial reporting.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  The assessment conducted by Management based on the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.  Based on our assessment, we concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controlover financial reporting.

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

Item 14. Principal Accounting Fees and Services

To Be Provided BY ACCOUNTANT

Part IV

Item 15. Exhibits, Financial Statement Schedules

(A) Financial Statements
See index to Financial Statements on Page F-1

(B) Exhibits.

Exhibit Number	Exhibit Description
3.1.1	Certificate of Incorporation - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-133910
3.2	Bylaws - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-133910
3.3	Certificate of Amendment to Certificate of Incorporation - Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 8, 2007.
4.1	Specimen Stock Certificate - Filed Herewith
10.1	Regulation S Subscription Agreement - Incorporated by Reference to Exhibit 10.1 to Current Report on Form 8-K filed January 30, 2008
10.2	Equity Line of Credit Agreement - Incorporated by Reference to Exhibit 10.1 Current Report on Form 8-K filed March ___ 2008
10.3	Registration Rights Agreement - Incorporated by Reference to Exhibit 10.2 Current Report on Form 8-K filed March ___ 2008
10.4	Placement Agency Agreement -Incorporated by Reference to Exhibit 10.3 Current Report on Form 8-K filed March ___ 2008
23.1	Consent of Zhong Yi (Hong Kong) C.P.A. Company Limited
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

( C) Financial Statement Schedules - None
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Shoe Holdings, Inc.

By:	/s/ Gu Xianzhong, President and CEO

November 4, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Signature	Date	Capacities

Gu Xianzhong	/s/ Gu Xianzhong	November 4, 2008	President and CEO

Angus Cheung Ming	/s/ Cheung Ming	November 4, 2008	CFO

Kon Ki Lo	/s/ Kon Ki Lo	November 4, 2008	Director

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