Form 10KSB/A
period 2007-12-31
China Shoe Holdings, Inc.
filed 2008-11-05
CIK 1364622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB A/3

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

November 5, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Signature	Date	Capacities

Gu Xianzhong	/s/ Gu Xianzhong	November 5, 2008	President and CEO

Angus Cheung Ming	/s/ Cheung Ming	November 5, 2008	CFO

Kon Ki Lo	/s/ Kon Ki Lo	November 5, 2008	Director

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