Form 10-Q
period 2008-09-30
China Shoe Holdings, Inc.
filed 2008-11-19
CIK 1364622

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the Period ended September 30, 2008

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

There were 119,445,571 shares of Common Stock outstanding as of November 15, 2008.

CHINA SHOE HOLDINGS, INC (Unaudited) Condensed Consolidated Financial Statements For The Nine Months Ended September 30, 2008

CHINA SHOE HOLDINGS, INC

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Page

Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	F-2

Condensed Consolidated Statements of Operations And Comprehensive (Loss) Income for the three and nine months ended September 30, 2008 and 2007	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2008	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-21

CHINA SHOE HOLDINGS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	September 30, 2008	December 31, 2007
	(Unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$470,381	$706,823
Accounts receivable, trade	1,523,554	1,071,037
Inventories, net	-	529,574
Other receivables and prepayments	156,025	560,227

Total current assets	2,149,960	2,867,661

Non-current assets:
Property, plant and equipment, net	1,552,514	1,717,719
TOTAL ASSETS	$3,702,474	$4,585,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	$51,205	$170,903
Accounts payable, trade	261,241	500,491
Income tax payable	35,442	-
Amounts due to directors	135,843	76,049
Amount due to a related party	45,354	-
Other payables and accrued liabilities	530,971	386,208

Total current liabilities	1,060,056	1,133,651

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2008 and December 31, 2007	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 119,445,571 and 100,000,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007	119,445	100,000
Additional paid-in capital	2,937,150	1,883,364
Deferred compensation cost	(463,096)	-
Accumulated other comprehensive income	448,734	225,226
(Accumulated deficit) retained earnings	(399,815)	1,243,139

	2,642,418	3,451,729
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,702,474	$4,585,380

See accompanying notes to condensed consolidated financial statements.

CHINA SHOE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

OPERATING REVENUES	$605,621	$2,299,786	$5,269,683	$5,428,658

COST OF REVENUE	312,010	1,724,617	3,525,625	4,025,563

GROSS PROFIT	293,611	575,169	1,744,058	1,403,095

OPERATING EXPENSES:
Depreciation	12,730	2,408	37,791	14,919
Stock-based compensation	36,667	-	60,135	15,185
Selling and marketing	17,116	-	55,586	-
Impairment charge on buildings	107,236	-	107,236	-
Provision for inventory losses	2,389,602	-	2,389,602	-
General and administrative	261,891	285,643	676,069	683,434

Total operating expenses	2,825,242	288,051	3,326,419	713,538

(LOSS) INCOME FROM OPERATIONS	(2,531,631)	287,118	(1,582,361)	689,557

OTHER INCOME (EXPENSE):
Interest income	2,160	651	3,657	1,176
Interest expense	(4,038)	(24,011)	(12,299)	(41,523)

Total other expense	(1,878)	(23,360)	(8,642)	(40,347)

(LOSS) INCOME BEFORE INCOME TAX	(2,533,509)	263,758	(1,591,003)	649,210

Income tax expense	(31,766)	-	(51,951)	-

NET (LOSS) INCOME	$(2,565,275)	$263,758	$(1,642,954)	$649,210

Other comprehensive (loss) income:
- Foreign currency translation gain (loss)	(62,243)	178,575	223,508	180,747

COMPREHENSIVE (LOSS) INCOME	$(2,627,518)	$442,333	$(1,419,446)	$829,957

Net (loss) income per share – Basic and diluted	$(0.02)	$0.00	$(0.01)	$0.01

Weighted average shares outstanding – basic and diluted	119,445,571	100,000,001	110,466,840	80,077,235

See accompanying notes to condensed consolidated financial statements.

CHINA SHOE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(1,642,954)	$649,210
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	176,792	146,440
Impairment charge on buildings	107,236	-
Provision for inventory losses	2,389,602	-
Stock-based compensation	60,135	15,185
Change in operating assets and liabilities:
Accounts receivable, trade	(368,628)	(479,587)
Inventories, net	(1,836,174)	(672,118)
Other receivables and prepayments	433,087	(83,039)
Value-added tax receivable	-	41,011
Accounts payable, trade	(267,905)	269,368
Income tax payable	34,612	(20,535)
Amount due to directors	56,395	144,438
Amount due to related party	44,293	-
Other payables and accrued liabilities	126,602	233,464

Net cash (used in) provided by operating activities	(686,907)	243,837

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,129)	-

Net cash used in investing activities	(5,129)	-

Cash flows from financing activities:
(Repayment of) proceeds from short-term bank borrowings	(128,592)	421,614
Proceeds from private placement	550,000	-
Repayment of restricted cash	-	(174,949)

Net cash provided by financing activities	421,408	246,665

Effect of exchange rate change on cash and cash equivalents	34,186	24,426

NET CHANGE IN CASH AND CASH EQUIVALENTS	(236,442)	514,928

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	706,823	335,474

CASH AND CASH EQUIVALENTS, END OF PERIOD	$470,381	850,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$51,951	$-
Cash paid for interest expenses	$12,299	$41,523

See accompanying notes to condensed consolidated financial statements

CHINA SHOE HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Common Stock			Deferred	Accumulated other	Retained earnings	Total
	No. of shares	Amount	Additional paid-in capital	compensation cost	comprehensive income	(accumulated deficit)	stockholders’ equity

Balance as of January 1, 2008	100,000,001	$100,000	$1,883,364	$-	$225,226	$1,243,139	$3,451,729

Shares issued under private placement on January 30, 2008	4,230,769	4,231	545,769	-	-	-	550,000

Shares issued for payment of commitment fees, non-cash	571,429	571	39,429	-	-	-	40,000

Shares issued under Equity Incentive Plan	14,643,372	14,643	468,588	(463,096)	-	-	20,135

Net loss for the period	-	-	-	-	-	(1,642,954)	(1,642,954)

Foreign currency translation adjustment	-	-	-	-	223,508	-	223,508
Balance as of September 30, 2008	119,445,571	$119,445	$2,937,150	$(463,096)	$448,734	$(399,815)	$2,642,418

See accompanying notes to condensed consolidated financial statements

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
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

In the opinion of management, the consolidated balance sheet as of December 31, 2007 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008 or for any future period.

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

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 3 GOING CONCERN UNCERTAINTY

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. For the period ended September 30, 2008, the Company incurred a net loss of $1,642,954 and generated a negative cash flow of $686,907 from operating activities. At September 30, 2008, the Company had an accumulated deficit of $399,815. The Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to improve the Company's liquidity, the Company is actively pursing additional equity and or debt financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity and or debt financing.

NOTE - 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Accounts receivable, trade

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2008, the Company recorded no allowance for doubtful accounts.

●	Inventories

Inventories include direct materials, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a FIFO. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. Due to changing marketing conditions in the shoe industry, the Company has made a provision for inventory losses of $2,389,602 to charge against operations for the period ended September 30, 2008 to write down inventory to net realizable value. This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products. It is at least reasonably possible that the estimates used by the Company to determine its provision of inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provision, which could have a materially adverse effect on the Company’s results of operations and financial position in the near term.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. As of September 30, 2008, the Company has provided an impairment charge of $107,236 on its buildings.

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Revenue recognition

The Company derives revenues from the sale of self-manufactured products. The Company recognizes its revenues net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products of Shanghai at the rate ranging from 4% to 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a) Sale of products

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the nine months ended September 30, 2008.

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

The Company also adopts Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the period ended September 30, 2008.

The Company conducts its major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authorities.

●	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with SFAS No. 128,“Earnings per Share.” Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is the United States dollar ("US$"). The Company's subsidiaries in the PRC, SKYEDC and SKSCL maintain their books and records in its local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US dollars are translated into US dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:
	2008	2007
Months end RMB:US$ exchange rate	6.8351	7.4960
Average monthly RMB:US$ exchange rate	6.9989	7.5643

●	Related parties

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

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates in one principal reportable segment in Japan and the PRC.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables and prepayments, short-term bank loan, accounts payable, amount due to directors and related party, income tax payable, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period ends.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60” ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

NOTE  - 5 ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required for the nine months ended September 30, 2008 and 2007.

NOTE - 6 INVENTORIES, NET

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Raw materials	$1,675,692	$224,795
Work-in-progress	92,311	124,214
Finished goods	678,850	180,565
	2,446,853	529,574
Less: provision for inventory losses	(2,389,602)	-
Less: foreign translation difference	(57,251)	-

	$-	$529,574

Due to changing marketing conditions in the shoe industry, the Company has ceased the production lines and made a provision for inventory losses of $2,389,602 to write down inventory to net realizable value for the period ended September 30, 2008.

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE -7 OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Advances to employees	$43,891	$41,017
Deposits and prepayments	55,211	457,973
Other receivables	56,923	61,237

	$156,025	$560,227

Other receivables represented temporary advances to various independent third parties and the Company is expected to collect the receivables within the next twelve months.

NOTE - 8 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Buildings	$403,046	$403,046
Plant and machinery	1,822,779	1,822,779
Office equipment	44,178	38,954
Motor vehicles	29,452	29,452
Foreign translation difference	390,124	214,299
	2,689,579	2,508,530
Less: accumulated depreciation	(887,090)	(726,573)
Less: impairment charge	(107,236)	-
Less: foreign translation difference	(142,739)	(64,238)

Property, plant and equipment, net	$1,552,514	$1,717,719

Depreciation expense for the three months ended September 30, 2008 and 2007 were $53,384 and $48,813, which included $40,654 and $46,405 in cost of revenue, respectively.

Depreciation expense for the nine months ended September 30, 2008 and 2007 were $176,792 and $146,440, which included $139,001 and $131,521 in cost of revenue, respectively.

For the nine months ended September 30, 2008, the Company tested for impairment under the SFAS No. 142. Based on the current real estate market, the market value of the buildings was impaired and the Company recognized an impairment charge of $107,236 to write down its carrying value to the fair value at September 30, 2008.

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 9 SHORT-TERM BANK BORROWINGS

As of September 30, 2008, the short-term bank loans represented an outstanding amount of RMB350,000 (2007: RMB1,250,000) payable to a financial institution, guaranteed by an independent third party, with interest rate at 8.748% (2007: 7.38%) per annum payable quarterly, with principals due on October 20, 2008.

During October 2008, the Company fully repaid the short-term bank loans upon its maturity.

NOTE - 10 OTHER PAYABLES AND ACCRUED LIABILIITES

Other payables and accrued liabilities consisted of the followings:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Salaries and welfare payable	$-	$79,347
Advances from customers	-	13,395
Accrued expenses	135,992	146,230
Advances from third parties	385,822	109,378
VAT payable	9,157	9,355
Other payables	-	28,503

	$530,971	$386,208

NOTE - 11 INCOME TAXES

For the period ended September 30, 2008 and 2007, the local (“the United States”) and foreign components of (loss) income before income taxes were comprised of the following:

	Nine months ended September 30,
	2008	2007

Tax jurisdictions:
- Local	$(143,093)	$(24,145)
- Foreign	(1,447,910)	673,355

(Loss) income before income taxes	$(1,591,003)	$649,210

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2008	2007
Current:
- Local	$-	$-
- Foreign	51,951	-

Deferred:
- Local	-	-
- Foreign	-	-
Provision for income taxes	$51,951	$-

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

British Virgin Islands

Under the current BVI law, WSTG is not subject to tax on income. For the periods ended September 30, 2008 and 2007, WSTG did not generate any operating income or loss.

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

Under the New CIT Law, SKYEDC and SKSCL are entitled to the tax rate reduction from 33% to 25% that may impact the carrying value of deferred tax assets as a result of new tax rate. However, SKYEDC is considered a foreign investment enterprise and is subject to tax holidays from a full exemption of income tax for the first two profit making years with a 50% exemption of income tax (that is 30%) for the next three years. Its ultimate applicable effective tax rate in 2008 and beyond will depend on many factors, including but not limited to whether certain of its legal entity will be subject to a transitional policy under the Corporate Income Tax Law, whether SKYEDC can continue to enjoy the unexpired tax holidays.

The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2008 and 2007 is as follows:
	Nine months ended September 30,
	2008	2007

(Loss) income before taxes from PRC operation	$(1,447,912)	$681,844
Statutory income tax rate	25%	33%

Income tax at statutory tax rate	(361,978)	225,009
Effect of tax non-deductible expenses	624,230	-
Effect from tax holiday	(210,301)	(225,009)

Income tax expenses	$51,951	$-

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
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

NOTE - 12 AMOUNTS DUE TO DIRECTORS

The amounts due to directors represented unsecured advances which are interest-free and have no fixed terms of repayment.

NOTE -13 AMOUNT DUE TO A RELATED PARTY

The balance due to the son of Mr. Gu Xianzhong represented unsecured advances which are interest-free and has no fixed terms of repayment.

NOTE -14 CAPITAL TRANSACTIONS

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

As of September 30, 2008 and December 31, 2007, the Company has 119,445,571 and 100,000,000 shares of common stocks issued and outstanding.

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE -15 EQUITY INCENTIVE PLAN

On April 25, 2008, the Company approved and adopted the 2008 Equity Incentive Plan (the “EIP”) for the purpose to provide additional incentive to employees, directors and consultants. The EIP permits the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares. On May 1, 2008, the Company granted an aggregate of 14,643,372 shares of restricted common stock under the EIP at a fair market value of $0.033 per share. The fair values of these restricted stock awards are equal to the fair value of the Company’s stock on the date of grant. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the nine months ended September 30, 2008, the Company recognized $23,468 of compensation expense under the plan. As of September 30, 2008, $463,096 of unrecognized compensation expense related to the nonvested restricted stock is recorded as deferred compensation in equity and is expected to be recognized over a term of 4 years.

The following table summarizes the status of the Company’s nonvested restricted stock awards during the nine months ended September 30, 2008:

	Nonvested restricted stock and stock unit awards
	Number of shares	Weighted average grant date fair values

Outstanding at beginning of period	-	$-
Granted	14,643,372	0.033
Vested	(610,140)	0.033
Outstanding at end of period	14,033,232	$0.033

NOTE -16 SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

The Company considers its business activities to constitute one single segment. The Company’s chief operating decision makers use these results to make operating and strategic decisions. The geographic distribution of the Company’s customers is located in Japan and the PRC.

An analysis of the Company’s revenues and net assets by region are as follows:

	Three months ended September 30,
	2008	2007
Revenue:
- Japan	$196,219	$139,786
- The PRC	409,402	2,160,000

	$605,621	$2,299,786

	Nine months ended September 30,
	2008	2007
Revenue:
- Japan	$2,397,665	$4,384,566
- The PRC	2,872,018	1,044,092

	$5,269,683	$5,428,658

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	September 30, 2008	December 31, 2007

Net assets (liabilities):
- U.S.	$(419,046)	$(12,126)
- BVI	(63,766)	(69,352)
- The PRC	3,125,230	3,533,207

	$2,642,418	$3,451,729

NOTE - 17 CONCENTRATIONS OF RISK

(a) Major customers

For the nine months ended September 30, 2008 and 2007, 100% of the Company’s assets were located in the PRC. 66% and 75% of the Company’s revenues were derived from customers located in Japan for the three and nine months ended September 30, 2008.

For the three months ended September 30, 2008, customers who account for 10% or more of revenues are presented as follows:
Customers	Revenues	Percentage of revenues		Accounts receivable, trade
Customer A	$129,925	22%		$264,494
Customer B	98,707	16%		94,153
Customer C	86,322	14%		267,523

Total:	$314,954	52%	Total:	$626,170

For the nine months ended September 30, 2008, customers who account for 10% or more of revenues are presented as follows:
Customers	Revenues	Percentage of revenues		Accounts receivable, trade
Customer A	$733,504	14%		$264,494
Customer B	739,819	14%		94,153
Customer C	587,017	11%		267,523
Customer D	792,948	15%		100,602

Total:	$2,853,288	54%	Total:	$726,772

For the three months ended September 30, 2007, customers who account for 10% or more of revenues are presented as follows:
Customers	Revenues	Percentage of revenues		Accounts receivable, trade
Customer B	$571,417	25%		$192,301
Customer C	575,039	25%		168,478
Customer D	446,593	19%		205,341
Customer E	358,765	16%		198,736

Total:	$1,951,814	85%	Total:	$764,856

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the nine months ended September 30, 2007, customers who account for 10% or more of revenues are presented as follows:
Customers	Revenues	Percentage of revenues		Accounts receivable, trade
Customer B	$988,377	18%		$192,301
Customer C	1,019,093	19%		168,478
Customer D	715,344	13%		205,341
Customer E	734,696	14%		198,736
Customer F	927,027	17%		195,885

Total:	$4,384,537	81%	Total:	$960,741

(b) Major vendors

For the three and nine months ended September 30, 2008 and 2007, there was no vendor who account for 10% or more of purchases.

(c) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(d) Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from short-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of September 30, 2008, all of borrowings were at fixed rates.

(e) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If the RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

CHINA SHOE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 18 OPERATING LEASE COMMITMENT

The Company rented offices, factories and retail shops under several non-cancelable operating lease agreements. As of September 30, 2008, the future minimum rental payments required for the coming years are as follows:

Period ended September 30,
2009	74,599
2010	81,355
2011	46,494
Thereafter	100,079

$302,527

For the nine months ended September 30, 2008 and 2007, rental expenses were $63,229 and $38,991 respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company faced a worsening operating environment during the third quarter of 2008 as the global financial crisis cut demand and a rising currency eroded profits. Since our products are mainly sold to the Japanese market, the weakening of theJapanese economy under the global financial crisis has led to the cut of major sales order from the Japanese customers. These factors are anticipated by management to continue into the foruth quarter of 2008.

Apart from the manufacturing business, starting from the second quarter of 2008, the Company commenced its retail business in Shanghai region through selling its own developed brands of “Kanggies” and “CCR”.

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

Results of Operations

(1) The following table summarizes the results of our operations during the three-months period ended September 30 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-months period ended September 30, 2008 to the three months period ended September 30, 2007.

All amount, other than percentages, in millions of U.S dollars

	3 Months Ended September 30,
Item	2008	2007	Increase (Decrease)	% Increase (% Decrease)
Operating Revenues	$0.61	$2.30	$(1.69)	$(73.5)%
Cost of Revenues	0.31	1.72	(1.41)	(82.0)%
Gross Profit	0.30	0.58	(0.28)	(48.3)%
Operating Expenses
- Depreciation	0.01	0.002	0.008	400.0%
- Stock based compensation	0.04	-	0.04	N/A
- Selling & marketing	0.02	-	0.02	N/A
- Impairment charge on building	0.11	-	0.11	N/A
- Provision for inventory loss	2.39	-	2.39	N/A
- General & administrative	0.26	0.29	(0.03)	(10.3)%
Other expenses	(0.0019)	(0.023)	0.021	91.3%
Income Tax Expenses	(0.032)	-	(0.032)	N/A
Net (Loss) Income	(2.57)	0.26	(2.83)	(1,088.5)%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue: Starting from second quarter of 2008, our revenues are generated from manufacturing and retailing business. Revenue was $0.61 million for the three months ended September 30, 2008 as compared to $2.30 million for the three months ended September 30, 2007, representing a decreased by 73.5%. The dramatic decrease in revenue was mainly attributable to the loss of sales orders from a major Japanese customer.

Cost of Revenue and Gross Profit: Cost of revenue and gross profit were respectively $0.31 million and $0.3 million for the three months ended September 30, 2008 as compared to $1.72 million and $0.58 million for the three months ended September 30, 2007, representing a decrease by 82% and 48.3% respectively. The increased in gross profit was mainly due to the higher profit margin derived from the retail business when comparing with the corresponding period of 30 September 2007.

Operating Expenses: Operating expenses was $2.83 million for the three months ended September 30, 2008 as compared to $0.29 million for the three months ended September 30, 2007, representing an increase by 875.9%. The substantially increased was mainly attributable to the provision for inventory losses in the current period of 30 September 2008.

Income Tax Expenses: China Shoe Holdings, Inc. is subject to United States federal income tax rate. No provision for income taxes in the United States has been made as China Shoe Holdings, Inc. had no United States taxable income during the three months ended September 30, 2008.

Our wholly owned subsidiary Wholly Success Technology Group Limited (“WSTG”) was incorporated in the British Virgin Islands and, under the current laws of the BVI, is not subject to income taxes.

Starting from the first quarter of 2007, Shanghai Kanghong Yunheng Enterprise Development Company Limited (“SKYEDC”), a subsidiary of the Company, which operates in the PRC, is exempted from the PRC state and local enterprise income tax for the first two profitable financial years of operation and a 50% relief from the PRC state corporate income tax for the following three years.  Its ultimate applicable effective tax rate in 2008 and beyond will depend on many factors, including but not limited to whether certain of its legal entity will be subject to a transitional policy under the corporate income tax law, whether SKYEDC can continue to enjoy the unexpired tax holidays.

On March 16, 2007, the National People's Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law was effective on January 1, 2008. Under the new corporate tax law, SKYEDC is entitled to the tax rate reduction from 33% to 25% that may impact the carrying value of deferred tax assets as a result of new tax rate. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

Our subsidiary, Shanghai Kangjiesi Shoes Co., Ltd (“SKSCL”) which operates in the PRC, is conducting a retailing shoe business in the People’s Republic of China. SKSCL is subject to a corporate income tax rate of 25%.

Income taxes expense was $0.032 million for the three months ended September 30, 2008. The Company started to pay taxes during the three months ended September 30, 2008 because of the commencement of the retail business from SKSCL during the three months ended June 30, 3008.

Net (loss) income: Net loss was $2.57 million for the three months ended September 30, 2008 as compared to a net income of $0.26 million for the three months ended September 30, 2007, mainly attributable to the provision for inventory losses during the current period of 30 September, 2008.

(2) The following table summarizes the results of our operations during the nine-months period ended September 30 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the nine-months period ended September 30, 2007 to the nine months period ended September 30, 2008.

All amount, other than percentages, in millions of U.S dollars

	9 Months Ended September 30,
Item	2008	2007	Increase (Decrease)	% Increase (% Decrease)
Operating Revenues	$5.27	$5.43	$(0.16)	$(2.9)%
Cost of Revenues	3.53	4.03	(0.50)	(12.4)%
Gross Profit	1.74	1.40	0.34	24.3%
Operating Expenses
- Depreciation	0.04	0.01	0.03	300.0%
- Stock based compensation	0.06	0.02	0.04	200.0%
- Selling & marketing	0.06	-	0.06	N/A
- Impairment charge on building	0.11	-	0.11	N/A
- Provision for inventory loss	2.39	-	2.39	N/A
- General & administrative	0.68	0.68	-	-
Other Expenses	(0.009)	(0.04)	0.031	77.5%
Income Tax Expenses	(0.052)	-	(0.052)	N/A
Net (Loss) Income	(1.64)	0.65	(2.29)	(352.3)%

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue: Starting from second quarter of 2008, our revenues are generated from both manufacturing and retailing business, revenue was $5.27 million for the nine months ended September 30, 2008 as compared to $5.43 million for the nine months ended September 30, 2007, representing a decrease by 2.9%. The decrease in revenue was mainly attributable to the loss of sales from a major Japanese customer.

Cost of Revenue and Gross Profit: Cost of revenue and gross profit were respectively $3.53 million and $1.74 million for the nine months ended September 30, 2008 as compared to $4.03 million and $1.40 million for the nine months ended September 30, 2007, representing a decrease by 12.4% and an increased by 24.3% respectively. The increased in gross profit was mainly due to the higher profit margin derived from the retail business when comparing with the corresponding period of 30 September 2007.

Operating Expenses: Operating expenses was $3.34 million for the nine months ended September 30, 2008 as compared to $0.71 million for the nine months ended September 30, 2007, representing an increase by 370.4%. The substantially increased was mainly attributable to the provision for inventory losses in the current period of 30 September 2008.

Income Tax Expenses: China Shoe Holdings, Inc. is subject to United States federal income tax rate. No provision for income taxes in the United States has been made as China Shoe Holdings, Inc. had no United States taxable income during the nine months ended September 30, 2008.

Our wholly owned subsidiary Wholly Success Technology Group Limited (“WSTG”) was incorporated in the British Virgin Islands and, under the current laws of the BVI, is not subject to income taxes.

Starting from the first quarter of 2007, Shanghai Kanghong Yunheng Enterprise Development Company Limited (“SKYEDC”), a subsidiary of the Company, which operates in the PRC, is exempted from the PRC state and local enterprise income tax for the first two profitable financial years of operation and a 50% relief from the PRC state corporate income tax for the following three years. Its ultimate applicable effective tax rate in 2008 and beyond will depend on many factors, including but not limited to whether certain of its legal entity will be subject to a transitional policy under the corporate income tax law, whether SKYEDC can continue to enjoy the unexpired tax holidays.

On March 16, 2007, the National People's Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. Under the new corporate tax law, SKYEDC is entitled to the tax rate reduction from 33% to 25% that may impact the carrying value of deferred tax assets as a result of new tax rate. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

Our subsidiary, Shanghai Kangjiesi Shoes Co., Ltd (“SKSCL”) which operates in the PRC, is conducting shoes retailing business in the People’s Republic of China. SKSCL is subject to a corporate income tax rate of 25%.

Income taxes expense was $0.052 million for the nine months ended September 30, 2008. The Company started to pay taxes during the nine months ended September 30, 2008 because of the commencement of the retail business from SKSCL during the nine months ended September 30, 3008.

Net income: Net loss was $1.64 million for the nine months ended September 30, 2008 as compared to net income of $0.65 million for the nine months ended September 30, 2007, representing mainly attributable to the provision for inventory losses during the current period of 30 September, 2008.

Liquidity and Capital Resources

Cash Flows
All amounts in millions of U.S. dollars

	Nine Months Ended September 30,
	2008	2007
Net cash (used in) provided by operating activities	$(0.69)	$0.24
Net cash used in investing activities	(0.01)	-
Net cash provided by financing activities	0.42	0.25
Foreign currency translation adjustments	0.04	0.02

Net (decrease) increase in cash and cash equivalents	$(0.24)	$0.51

Operating Activities:

Net cash used in operating activities was $0.69 million for the nine months ended September 30, 2008, as compared with net cash provided by operating activities of $0.24 million for the corresponding period in 2007. The change was mainly due to the increased in inventories, accounts receivable, and the decreased in accounts payable.

Investing Activities:

Net cash used in investing activities for the nine months ended September 30, 2008 was $0.01 million. The increase was attributable to the acquisition of fixed assets.

Financing Activities:

Net cash provided by financing activities in the nine months ended September 30, 2008 totaled $0.42 million as compared to $0.25 million in the corresponding period of 2007. The increase of cash provided by financing activities was mainly attributable to the proceeds from newly issued share capital of $0.55 million.

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

Date: November 19, 2008

By:  /s/ Gu Xianzhong

            Gu Xianzhong
                   President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Gu Xianzhong	President and CEO	November 19, 2008
Gu Xianzhong

/s/ Angus Cheung Ming	Chief Financial Officer	November 19, 2008
Angus Cheung Ming
(Principal Financial and Accounting Officer)