Form 10-K
period 2009-03-31
China Shoe Holdings, Inc.
filed 2009-07-13
CIK 1364622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-139910

China Shoe Holdings, Inc.
(Exact name of registrant as specified in its charter )

Nevada	20-2234410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23/F, Westin Center, 26 Hung To Road
Kwun Tong, Kowloon, Hong Kong
 (Address of principal executive offices)

+852 2295-1818
( Registrant’s telephone number, including area code )

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value Per Share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

  Large accelerated filer ☐         Accelerated filer ☐        Non-accelerated filer   ☐      Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No ☑

As of June 15, 2009, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.01 was approximately $4,694,456.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of June 15, 2009 was 1,990,759,517.

DOCUMENTS INCORPORATED BY REFERENCE – None

CHINA SHOE HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "China Shoe Holdings, Inc.," "China Shoe," "Extra Ease Limited," “Eatware Intellectual Properties Limited,” "the Company," "we," "us," and "our" refer to China Shoe Holdings, Inc. and its wholly owned subsidiaries, Extra Ease Limited Eatware Intellectual Properties Limited.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS

Introduction

CHSH was incorporated in the State of Nevada on January 24, 2005 as Indigo Technologies, Inc. On June 6, 2007, the Company changed its name to China Shoe Holdings, Inc. Prior to the transaction under the Exchange Agreement, CHSH was engaged, through its subsidiaries, in the manufacturing of ladies fashion footwear for shoe retailers in Japan and China. The Company also produced various types of shoe soles for the domestic market in the PRC. The Company’s manufacturing plant was located in Jiading Township, a suburb of Shanghai in the People's Republic of China. However, the Company faced a worsening operating environment during the third quarter of 2008 as the global financial crisis cut demand and a rising currency eroded profits.

As a result, on March 31, 2009 (the “Closing Date”), China Shoe Holdings, Inc. (“CHSH” or the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (1) Extra Ease Limited (“Extra Ease”), (2) Eatware Intellectual Properties Limited (“EWIP”), (3) China Shoe Holdings, Inc., a Nevada corporation (the “Company”), and (4) the Shareholders of Extra Ease and EWIP (collectively “the Shareholders”).

Pursuant to the Exchange Agreement, the Company agreed to acquire (the “Acquisition”), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the issued and outstanding shares of common stock of Extra Ease and EWIP.  As consideration, the Company shall issue a total of 1,871,313,946 shares of its common stock, of which (i) 121,313,946 shares shall be issued to the shareholder of Extra Ease or its designee/designees (the “Extra Ease Exchange Shares”) in exchange for 10,000 shares of Extra Ease, representing 100% of the issued and outstanding common stock of Extra Ease, and (ii) 1,750,000,000 shares shall be issued to the shareholders of EWIP or their designee/designees (the “EWIP Exchange shares”) in exchange for 50,000 shares of EWIP, representing 100% of the issued and outstanding common stock of EWIP.  Immediately following completion of the share exchange transaction, the Company shall have a total of 1,990,759,517 shares of its common stock issued and outstanding.

As a result, the Company acquired the business and operations of Extra Ease and EWIP, and the Company’s principal business activities, moving forward, shall continue to be conducted through these two companies and their subsidiaries, as further described below. As a result, in connection with the Exchange Agreement, the Company sold off the existing business operations of CHSH by way of a Subsidiary Stock Purchase Agreement dated March 31, 2009, thereby selling the business and assets of its subsidiaries to a third party. Moving forward, the Company shall engage in the business as described in the “Business” section below.

In connection with the acquisition of Extra Ease and EWIP, the Company intends to change its name to EATware Inc. The Company has also changed its fiscal year-end from December 31 to March 31.

Overview

We conduct our operations through our wholly owned subsidiaries, EWIP and Extra Ease and its subsidiaries – EGC, Eatware Asset Management Ltd., Eatware Far East Ltd., Eatware International Ltd., and Rongbao (Nantong) Environmental Co. Ltd. (collectively referred to as “EGC”). Extra Ease, EGC and EWIP are collectively referred to as “Eatware” or the “Group”.  We primarily engage in the marketing and trading of environmentally safe food packaging products and additives. Our objective is to establish ourselves as a leading brand of high quality bio-based food packaging products.  We are also looking into opportunities of licensing our technology, intellectual properties and trademarks to licensed factories for producing Eatware products and collect royalty for additional income source.

Our Corporate Structure

Our Intellectual Properties

Prior to Eatware products launching to the market, we have performed extensive research on pulp technology. Throughout the process, EWIP has involved experts both from the industry and the universities. Management believes that Eatware’s technological application in this area is far advanced of its competitors. Our research and development strategy is to create innovative, value-added products and market opportunities and thus enhance Eatware’s market position.

The patented technology combined with the unique additive serve as a high barrier to entry for the Company’s competitors.

Invention	An Apparatus And A Method Of Producing Pulp-Moulded Products (Compression Chamber Forming)	A Method To Reduce Water Content During Cold Press	A Kind Of Food Container Box Hasp Structure	A Mould Cavity Device To Reduce Residual Moisture Of Pulp-Moulded Products During Compression
China	-	Patent No.: ZL 200520040420.9 (Issued on 27 Sept 06)	App No. 200520047096.3 (filed on 1 Dec 05) (Process time : 48 months)	App No. 200610140169.2 (filed on 10 Oct 06) (Process time : 48 months)
Korea	-	Patent No.: 10-0877008 (Issued on 24 Dec 08)	-	-
Malaysia	App No. PI20056021 (filed on 20 Dec 05) (Process time : 48 months)	App No. PI20060276 (filed on 23 Jan 06) (Process time : 48 months)	-	-
Singapore	App No. 200508402-5 (filed on 27 Dec 05) (Process time : 48 months)	App No. 200602007-7 (filed on 27 Mar 06) (Process time : 48 months)	-	-
Taiwan	-	Patent No. : M296135 (Issued on 21 Aug 06)		-
UK	App No. GB0415853.1 (filed on 15 July 04)	-	-	-

EWIP has been working extensively with copyrights and trademarks to protect against infringement of its properties.  The below table outlines Eatware’s copyrights and trademarks:

TRADEMARK/COPYRIGHT

COUNTRY	Canada	File no.: 1255299 (class 16 & 21) Filed on 26 Apr 05	-	-		File no.:1255302 (class 1) Filed on 26 Apr 05
	China	® 4601212 (class 16) Reg. date : 21 August 08 ® 4601214 (class 21) Reg. date : 21 August 08	-	File no.: ZC5014116SL (class 35) Filed on 1 March 06	-	® 4601213 (class 1) Reg. date : 21 August 08
	European Union	® 005050976 (class 16,21,35) Reg. date : 20 July 07	-	-	-	-
	Hong Kong	® 300305225 (class 16 & 21) Reg. date : 21 Oct 04	-	® 300569160 (class 16 & 21 & 35) EATWARE/Eatware/ eatware Reg. date : 21 Jan 06	® 300569142 (class 16 & 21 & 35) Reg. date : 21 Jan 06	® 300305216 (class 1) Reg. date 21 Oct 04
	Japan	® 4968375 (class 16 & 21) Reg. date : 7 Jul 06	-	-	-	-
	Malaysia	® 06000078 (class 16) Reg. date : 4 Jan 06 ® 06000079 (class 21) Reg. date : 4 Jan 06	-	File no: 6008434 (class 35) Filed on 19 May 06	® 06008435 (class 35) Reg. date : 21 Nov 05	-
	Singapore	® T06/00623D (class 16) ® T06/00624B (class 21) Reg. date: 9 Jan 06	-	® T06/09579B (class 35) Reg. date: 19 May 06	-	-
	Taiwan	® 01198302 (class 16) Reg. date: 1 Mar 06 ® 01204663 (class 21) Reg. date: 16 Apr 06	-	® 01249531 (class 35) Reg. date: 1 Feb 07	® 01249530 (class 35) Reg. date: 1 Feb 07	® 01203450 (class 1) Reg. date: 16 Apr 06
	UK	® 2395326 (class 16 & 21) Reg. date: 7 May 05	-	-	-	®2397473 (class 1) Reg. date: 7 May 05
	US	® 3308510 (class 16) Reg. date : 9 Oct 07	® 3364588 Reg. date : 8 Jan 08 (class 16, 21)	®3364587 Reg. date : 8 Jan 08 (class 16, 21)	-	®3481399 Reg. date : 5 Aug 08 (class 16, 21)

EWIP relies on a combination of trade secrets, confidentiality agreements, patent, trademark, copyright, licenses, unfair competition and other intellectual property laws to protect its intellectual property and other proprietary rights.

EWIP has engaged with B.I. Appraisals Limited (“B.I. Appraisals”) for an opinion of valuation of its Intellectual Property in the technology to produce environmentally preferable food packaging products.  B.I. Appraisals and the management have been conducting asset valuations and consultancy works in the Greater China and the Asia Pacific regions for various purposes for over 25 years.  In their report dated December 23, 2008, B.I. Appraisals has estimated that the market value of EWIP Intangible Asset as at November 30, 2008, was reasonably represented by the amount of US$127,000,000.00 (US Dollars One Hundred and Twenty-seven Million only).

Our Products

Eatware products are 100% organic, chemical-free biodegradable foodservice packaging product.  Features of the products include being oil, water, heat resistant, microwave and oven safe. EWIP also invented what management believes to be the world’s first 100% organic additive - Eatplus®, comprised of a modified starch. While other food packaging competitive products can take over 200 years to decompose and have contributed to massive landfills across the globe, Eatware products are designed to decompose in the soil within 180 days and can disperse in water within two weeks.  Eatplus® enhances the products making them sturdy, yet 100% biodegradable.

In contrast, traditional foodservice disposables, wraps, and paperboard are currently manufactured from a variety of materials, including paper and plastic. Management believes that none of these materials fully addresses three of the principal challenges facing the foodservice industry; namely performance, price, and environmental impact. Management believes that Eatware products address the combination of these challenges better than traditional alternatives and therefore will be able to achieve a significant share of the foodservice disposable packaging market.

Eatware products can be categorized into five types: (1) plates; (2) bowls; (3) trays; (4) lunch boxes; and (5) mini containers. To date, EWIP’s technology has been used to produce limited commercial quantities of plates, bowls, and hinged-lid containers intended for use by all segments of the foodservice disposable packaging market, including quick-service restaurants, food and facilities management companies, Governments, universities/colleges, and retail operations. These products were developed using detailed environmental assessments and carefully selected raw materials and processes to minimize the harmful impact on the environment without sacrificing competitive price or performance.

The Company markets and sells bio-based tableware for the food service packaging industry that is:

☐	100% decomposable, biodegradable and compostable;

☐	100% water-resistant;

☐	100% oil-resistant to over 400ºF;

☐	100% heat-resistant to over 400ºF;

☐	100% microwave-safe to over 400ºF;

☐	100% freezer-safe;

☐	100% steamer-safe;

☐	100% made of natural materials – absolutely no chemicals/petroleum are added;

☐	Made from bamboo, sugarcane, rice or cornstarches;

☐	Decomposable in a landfill within 90 days;

☐	Decomposable in a compost pile within 2 days;

Industry

Based on industry studies, management believes that the annual spending on foodservice disposable packaging is approximately $12 billion in the U.S. and will reach 14.4 billion in year 2009.  (source: http://www.allbusiness.com/specialty-businesses/860475-1.html) The Company believes that of the foodservice disposables purchased in the U.S. by quick-service restaurants and other institutions, approximately 45% are made of coated or plastic laminated paper and 55% are made of non-paper materials such as plastic, polystyrene or foil.

In addition to the U.S., management believes the market opportunity for Eatware products are particularly strong in Europe and parts of Asia due to heightened environmental concerns and government regulations.

The Current Market for Environmentally-Friendly Tableware

According to the U.S. Environmental Protection Agency (“EPA”), approximately 60 billion disposable cups, 20 billion disposable eating utensils and 25 billion disposable plates are used and sent to landfills and incinerators each year in the United States.  Single-use disposable "Expanded Polystyrene" (“EPS”) food and drink containers (lunch boxes, cups and bowls) are discarded by consumers around the world by the hundreds of millions each and every single day. This is extremely detrimental to the environment. EPS products are being viewed by cities and countries around the world as the main culprit for causing so called "White Pollution" since EPS is totally non-biodegradable and non-recyclable, according to the California Integrated Waste management Board, Statewide Waste Characterization Study: Results and Final Report , pub. #340-00-009, Sacramento, Calif., December 1999, prepared by Cascadia Consulting Group. It takes over 200 years before EPS begins to only partly degrade in water or in the earth.  Not only that, but EPS also releases significant toxic by-products.

Most widely-used food serviceware is made from crude oil (Styrofoam, etc.) and, like all conventional plastics, polystyrene foam is non-renewable, non-biodegradable and virtually non-recyclable. Polystyrene foam food serviceware ends up in landfills, waterways or the ocean. It breaks down into smaller and smaller pieces which are often mistaken for food and ingested by marine animals, birds and fish. Medical evidence also suggests that chemicals in polystyrene foam are carcinogenic and may leach into food or drink. Polystyrene is produced from styrene, which is also a known human neurotoxin and a known animal carcinogen.

As a result, many municipalities have enacted efforts, regulations and laws to curb or ban the use of EPS products, such as polystyrene. In fact, over 100 cities in the US have banned polystyrene in some empirical form (source: http://earth911.com/blog/2008/06/23/stroyfoam-bans-here-to-stay/). In Oakland, CA, for instance, recently banned the use of polystyrene foam (such as Styrofoam) disposable food service ware for all food vendors (source: Ordiance No. 07-004http://www.ci.emeryville.ca.us/community/environment/pdf/foodware_ordinance.pdf)

In our disposable society, though, it is difficult to ban disposable products altogether.  Fast food restaurants, households with young children, hospitals, school cafeterias and other facilities concerned with the spread of food-borne disease attest to the need for disposable food containers.   Add to this the additional energy, water and detergents needed to wash permanent-ware and it becomes clear that a disposable eco-friendly alternative is needed around the world.  The dilemma, of course, is in choosing a disposable container that is effective, cost efficient, and minimizes damage to the environment. Management believes that Eatware products fulfill this need.

The Company believes that no other competitive product currently exists in the market that can equal its environmentally friendly product line’s full list of benefits.  A strong opportunity exists, then, for segment dominance by Eatware products since the market is just beginning to adopt eco-friendly foodware. The Company forecasts multiple niche markets that could readily transition to using the Company’s products, including: catering, government, academic, hospitality, airline, military and restaurants.  Major opportunities also exist to capture significant portions of the fresh and frozen food packaging industries.

Environmental Compliance

Eatware products have received numerous awards and certifications throughout the years:

Eatware Management System Certifications

1	Quality Management System ISO9001:2000

2	Environmental Management System ISO14001:2004

3	Food Safety Management System HACCP

Eatware Product Awards

1	***US Green Seal***

2	***China Environmental Label***

3	Hong Kong Eco-Products Award

4	Hong Kong Q-Mark Product

5	Hong Kong Green Label

6	China Quality Safety Mark

7	US People’s Choice Award – Best New Technology

Eatware Product Compliance Testing

1
HKEPD Testing Guideline on the Degradability and Food Safety of Container and Bags

HS 1004 Pesticides Residues Test

HS 1005 Coliform Bacteria Test

HS 1006 Moulds and Yeasts Test

HS 2001 Biodegradability Test

HS 3001 Static Loading Test

HS 3003 Low Temperature Resistance Test

HS 3004 Water and Oil Proof Tests at Raised Temperature

HS 3006 Acid Resistance Test

2	US FDA 21 CFR 176.170 Components of Paper and Paperboard in Contact with Aqueous and Fatty Foods

3	US FDA 21 CFR 178.3800 Preservatives for Fiber

4	US FDA Bacteriological Analytical Manual Chapter 18 Yeasts, Molds and Mycotoxins

5	French Law 94-647 Packaging Materials Pollutants Analysis

6	EU Council Directive 94/62/EC; French Law 98-638 Recyclability, Composting and Biodegradability

7	The European Standard EN13432 Requirements for Resins Recoverable through Composting and Biodegradation

8	ASTM D6866-08 Biobased content

9	Canada Consumer Packaging and Labelling Act (R.S., 1985, c.C-38) Packaging, Labelling, Sale, Importation and Advertising

In addition to international certifications, Eatware products have also been awarded Eco Products Award by the Centre of Environmental Technology Ltd, the Chinese and Hong Kong General Chamber of Commerce in 1999, the Best New Technology Award by Los Angeles Western Foodservice & Hospitality Expo 2006 and recently the Hong Kong Q-Mark Product Scheme in May 2008 for its remarkable biodegradable nature and quality. Governmental authorities worldwide recognize Eatware® as a strong advocator of environmental preservation providing the most bio-based foodware solutions.

Customers

The Company’s current customer base is comprised of professional medium size corporations, with years of experiences in their market segments and with established network within the food and packaging industries, for faster penetration. The Company continues to search internationally for more industry players, to expand its network, as it increases its licensed manufacturing base for production capacity.

Suppliers

Our principal suppliers include:

NAME	AMOUNT (HK$) 04/01/07 – 03/31/08	AMOUNT (HK$) 04/01/08 – 03/31/09
Tian Yao Puikei (Haimen) Environmental Product Co. Ltd.	4,147,608.14	8,524,140.49

Tian Yao (Nantong) Environment Protection	3,432,151.22	4,787,552.78

Glory Team Industrial Ltd, Shanghai	0.0	76,287.90

Competition

Competition among food and beverage container manufacturers in the foodservice industry is intense and many of these competitors have greater financial and marketing resources at their disposal than the Company does, and many have established supply, production and distribution relationships and channels.

A number of the competitors have introduced or are attempting to develop biodegradable starch-based materials, plastics, or other materials that may be positioned as potential environmentally superior packaging alternatives. It is expected that many existing packaging manufacturers may actively seek to develop competitive alternatives to the Company’s patented manufacturing process and products.

There are at least five companies involved in the production of water- and oil-stopping additives that compete against us, namely: 3M, Dupont, Proman, Michelin and Aquashield.

To the best of our knowledge, our principal competitors within the PRC are the following companies:

☐	Shandong Teanhe Green PAK Science and Technology

☐	China National Aero-Technology

☐	Zuangzhou Xin Yan Environmental Protection Products

For countries outside PRC, there are also competing products from companies such as: Earthcycle, Biosphere, Cereplast, Earthshell, Novamont, Enviropak, Biobag, International Paper, NatureWorks, Eatitworlda and Earthsmart.  Management believes that its low-cost manufacturing and technological advantage of EWIP’s patented additive, EATplus (as described in the section titled “Our Business”), gives the Company a strong competitive advantage over competitors. The main advantage, though, is that Eatware product line is a proven technology that has been manufactured, distributed and marketed for years in Asia.

Some of our competitive strengths include:

☐	Premium Quality: We are committed to ensure the quality of our products. Every single piece of product is carefully examined before delivering to our customers.

☐	Highest Hygienic Standard: Our productions from licensees are designed to meet the highest food safety requirements to ensure Eatware products arefree of chemicals, microbiologicals and allergens.

☐	Extensive Product Range: Our licensees are capable of full customized solutions, developments and production. We can tailor our products to meet client needs in terms of thickness, shape or size.

The Company believes that its patents and proprietary manufacturing process give it a competitive advantage in its area of specialization.

Our Distribution Method

Sales and Marketing. Our internal sales and marketing team is responsible for monitoring international sales, which includes coordinating and distributing orders from distributors.

Distribution Network. We have established a wide distribution network which allows us to maintain our competitiveness in the industry. Eatware products are exported through distributors to various countries, including Bioplanet USA (formerly known as Global Food Trade, LLC) of USA, BSS (Hong Kong) Corporation Ltd. of Hong Kong and Singapore, Biopack Pty Ltd. of Australia and New Zealand, and Meitav Chef of Israel.

As of March 31st, 2009 we had 16 distributors and 2 sales representatives in various countries throughout the world as follows:

Country	No. of Distributors
Australia & New Zealand	1

Canada	1

France	1

Benelux	1

Hong Kong & Singapore	1

Korea	1

Mexico	1

Sweden	1

United Kingdom	1

United States	6

Israel	1

Sales Representative (Italy)	1

Sales Representatives (US)	1

Total	18

The Company primarily serves three customer groups: (1) foodservice (2) consumer and (3) produce (growers/packers). The Company has maintained strong relationships with leading foodservice customers and emphasis on innovation and customer service.

The Company mainly markets and sells its product line to foodservice distributors through its in-house direct sales force.  Foodservice distributors sell the products they purchase to various operators including catering services, the government, academic institutions, hospitality companies, airlines, the military and restaurants. The company’s sales team works closely with these customers to develop unique product offerings and promotional programs.

Compared to polystyrene products, Eatware products are equally leak-proof, versatile, sturdy and convenient. However, the biodegradability of Eatware’s starch-based products could lessen the burden of disposable serviceware on the environment. Although consumers are generally more environmentally conscious, pricing is still the key factors for commercial customers and distributors. In the last few years, the general manufacturing costs for “green” biodegradable products have become much more competitive compared to traditional methods. Besides promoting the biodegradability of Eatware products, the Company emphasizes on building cost advantage by developing economies of scale. The Company expects the costs of Eatware products would be very competitive to traditional polystyrene products when more licensed manufacturers are in full operation. It is the Company’s strategic plan to aggressively expand in order to meet the targeted price points.

 ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believes are immaterial may also impair our business operations. If any of the following risks actually occur, the Company’s businesses, financial condition or results of operations could be materially adversely affected, the value of the common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We are dependent on our Executive Directors and Executive Officers.  Any loss in their services without suitable replacement may adversely affect our operations.

Our success to date has been largely due to the contribution of our Chairman and Chief Financial Officer, Jonathan W. L. So.  Mr. So is the founder of our Company, and has spearheaded our expansion and growth.  He is responsible for our operations, marketing, public relations, strategic planning and development of new products and markets.  Our continued success is dependent, to a large extent, on our ability to retain his services. The continued success of our business is also dependent on our key management and operational personnel such as Mr. Wu, Man-Shing, our Chief Executive Officer and Mr. Megret, Laurent, our Chief Operating Officer.  We rely on their experience in the food packaging industry, product development, sales and marketing and on their relationships with our customers and suppliers.

The loss of the services of any of our executive directors or executive officers without suitable replacement or the inability to attract and retain qualified personnel will adversely affect our operations and hence, our revenue and profits.

We have not yet fully evaluated all of the Eatware products and it is possible that some of the products may not perform as well as conventional products.

Although we believe that our licensed Eatware manufacturer can engineer and manufacture Eatware product to meet many of the critical performance requirements for specific applications, individual products may not perform as well as conventional foodservice disposables; for example, some consumers may prefer clear cups and clear lids on take-home containers which are not available with our technology.  We are still developing many of our Eatware product and we have not yet evaluated the performance of all of them.  If we fail to develop Eatware product that perform comparably to conventional foodservice disposables, this could cause consumers to prefer our competitors' products.

Established manufacturers in the foodservice disposables industry could improve their ability to recycle their existing products or develop new environmentally preferable disposable foodservice containers, which could render our technology obsolete and could negatively impact our ability to compete.

Competition among existing food and beverage container manufacturers in the foodservice industry is intense.  Virtually all of the key participants in the industry have substantially greater financial and marketing resources at their disposal than we do, and many have well-established supply, production and distribution relationships and channels. Companies producing competitive products  utilizing  competitive materials may reduce their prices or engage in advertising or marketing  campaigns  designed to protect their respective market shares and  impede  market  acceptance  of  our Eatware product line.  In addition, several  paper and plastic  disposable  packaging  manufacturers  and converters  and others have made  efforts to  increase  the  recycling  of these products.  Increased recycling of paper and plastic products could lessen their harmful environmental impact, one major basis upon which the Company intends to compete.  A number of companies have introduced or are attempting to develop biodegradable starch-based materials, plastics, or other materials that may be positioned as potential environmentally superior packaging alternatives. We expect that many existing packaging manufacturers may actively seek competitive alternatives to our products and processes. The development of competitive, environmentally attractive, disposable foodservice packaging, whether or not based on our products and technology, could render our technology obsolete and could impair our ability to compete, which would have an adverse effect on our business, financial condition and results of operations.

Our anticipated international revenues are subject to risks inherent in international business activities.

We expect sales of our products and services in foreign countries to account for a material portion of our revenues. These sales are subject to risks inherent in international business activities, including:

☐	Any adverse change in the political or economic environments in these countries;

☐	Economic instability;

☐	Any adverse change in tax, tariff and trade or other regulations;

☐	The absence or significant lack of legal protection for intellectual property rights;

☐	Exposure to exchange rate risk for revenues which are denominated in currencies other than U.S. dollars; and

☐	Difficulties in managing joint venture businesses spread over various jurisdictions.

Our  revenues  could be  substantially  less than we expect if these risks affect our  ability  to  successfully  sell our  products  in the  international market.

Our products may be perceived poorly by customers and/or environmental groups, which could have an adverse affect on our business.

Our success depends substantially on our ability to design and develop foodservice disposables that are not as harmful to the environment as conventional disposable foodservice containers made from paper, plastic and polystyrene. Extra Ease uses a cradle to grave approach in its environmental assessment of Eatware products and in the development of associated environmental claims. We have received support for the Eatware concept from a number of environmental groups. Although we believe that Eatware products offer several environmental advantages over conventional packaging products, our products may also possess characteristics that consumers or some environmental groups could perceive as negative for the environment. Whether, on balance, Eatware products are better for the environment than conventional packaging products is a somewhat subjective judgment.  Environmental groups, regulators, customers or consumers may not agree that present and future Eatware products have an environmental advantage over conventional packaging.

Third  parties may infringe upon our patents,  new products  that we develop  may not be  covered  by our patents  and we could  suffer an adverse determination in a patent infringement proceeding, which could allow our competitors to duplicate our products  without having  incurred the research and development  costs we have  incurred  and  therefore  allow them to produce  and market those products more profitably

Our  ability to  compete  effectively  with  conventional  packaging  will depend,  in part,  on our  ability  to  protect  our  proprietary  rights to our  technology.  Although the Company  endeavors to protect our  licensed  technology  through,  among other things,  U.S. and foreign patents,  the duration of these patents is limited and the patents and patent  applications  licensed  to us may not be  sufficient  to protect our technology.  We also rely on trade secrets and proprietary know-how that we try to protect in part by confidentiality agreements with employees and consultants. These agreements have limited terms and these agreements may be breached, we may not have adequate remedies for any breach and our competitors may learn our trade secrets or independently develop them.  It is necessary for us to litigate from time to time to enforce patents issued or licensed to us, to protect our trade secrets or know-how and to determine the enforceability, scope and validity of the proprietary rights of others.

We believe that we own or have the rights to use all of the technology that we expect to incorporate into Eatware products, but an adverse determination in litigation or infringement proceedings to which we are or may become a party could subject us to significant liabilities and costs to third parties or require us to seek licenses from third parties.  Although patent and intellectual property disputes are often settled through licensing or similar arrangements, costs associated with those arrangements could be substantial and could include ongoing royalties.  Furthermore, we may not obtain the necessary licenses on satisfactory terms or at all. We could  incur  substantial  costs attempting to enforce our licensed patents against third party infringement,  or the  unauthorized  use of our  trade  secrets  and  proprietary  know-how  or in defending ourselves against claims of infringement by others. Accordingly, if we suffered an adverse determination in a judicial or administrative proceeding or failed to obtain necessary licenses, it would prevent us from manufacturing or licensing others to manufacture some of our products.

Our Failure to produce products profitably on a commercial scale would adversely affect our ability to compete with conventional disposable foodservice packagers.

Production volumes of Eatware products to date have been low relative to the intended capacity of the various manufacturing lines, and, until production volumes approach design capacity levels, actual costs and profitability will not be certain. Since the actual cost of manufacturing Eatware products on a commercial scale has not been fully demonstrated, they may not be manufactured at a competitive cost. As we begin to commercially produce Eatware products, we may encounter unexpected difficulties that cause production costs to exceed current estimates. The failure to manufacture Eatware products at commercially competitive costs would make it difficult to compete with other foodservice disposable manufacturers.

Unavailability of raw materials used to manufacture our products, increases in the price of the raw materials, or the necessity of finding alternative raw materials to use in our products could delay the introduction and market acceptance of our products.

Although we believe that sufficient quantities of all raw materials used in Eatware products are generally available, if any raw materials become unavailable, it could delay the commercial introduction and hinder market acceptance of Eatware products.  In addition,  we  may become  significant  consumers  of certain key raw materials such as starch,  and if such consumption is substantial in relation to the  available  resources,  raw material  prices may increase  which in turn may increase the cost of Eatware products and impair our profitability.  In addition, we may need to seek alternative sources of raw materials or modify our product formulations if the cost or availability of the raw materials that we currently use become prohibitive.

Our operations are subject to regulation by the U.S. Food and Drug Administration.

The manufacture, sale and use of Eatware products are subject to regulation by the U.S. Food and Drug Administration (the "FDA").  The FDA's regulations are concerned with substances used in food packaging materials, not with specific finished food packaging products.  Thus,  food  and  beverage containers are in compliance  with FDA regulations if the components used in the food and  beverage  containers:  (i) are  approved by the FDA as  indirect  food additives for their  intended uses and comply with the  applicable  FDA indirect food additive  regulations;  or (ii) are generally  recognized as safe for their intended uses and are of suitable  purity for those  intended  uses. the Company believes that Eatware plates,  bowls and hinged-lid  containers and all other current and prototype Eatware products are in compliance with all requirements of the FDA and do not require additional FDA approval.  However, the FDA may not agree with these conclusions, which could have a material adverse affect on our business operations.

RISKS RELATED TO DOING BUSINESS IN CHINA

Our operations in the PRC are subject to the laws and regulations of the PRC.

As the manufacturing of our products by licensees is mainly carried out in the PRC, we are subject to and have to operate within the framework of the PRC legal system. Any changes in the laws or policies of the PRC or the implementation thereof, for example in areas such as foreign exchange controls, tariffs, trade barriers, taxes, export licence requirements and environmental protection, may have a material impact on our operations and financial performance.

The corporate affairs of our subsidiary in the PRC are governed by its articles of association and the corporate and foreign investment laws and regulations of the PRC. The principles of the PRC laws relating to matters such as the fiduciary duties of directors and other corporate governance matters and foreign investment laws in the PRC are relatively new. Hence, the enforcement of investors or shareholders' rights under the articles of association of a PRC company and the interpretation of the relevant laws relating to corporate governance matters remain largely untested in the PRC.

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

The laws of the PRC govern our businesses and operations that are located in the PRC. The PRC legal system is a codified system of written laws, regulations, circulars, administrative directives and internal guidelines. The PRC government is still in the process of developing its legal system to encourage foreign investment and to align itself with global practices and standards. As the PRC economy is undergoing development at a faster rate than the changes to its legal system, some degree of uncertainty exists in connection with whether and how existing laws and regulations apply to certain events and circumstances. Some of the laws and regulations and the interpretation, implementation and enforcement of such laws and regulations are also at an experimental stage and are subject to policy changes. Hence, precedents on the interpretation, implementation and enforcement of certain PRC laws are limited and court decisions in the PRC do not have binding effect on lower courts. Accordingly, the outcome of dispute resolutions and litigation may not be as consistent or predictable as in other more developed jurisdictions and it may be difficult to obtain swift and equitable enforcement of the laws in the PRC, or to obtain enforcement of a judgment by a court or another jurisdiction.

In particular, on 8 August 2006, six PRC regulatory bodies (including MOFCOM and the China Security and Regulatory Commission (“CSRC”)) jointly promulgated the new “Regulations on Foreign Investors Merging with or Acquiring Domestic Enterprises”, which took effect on 8 September 2006 (“2006 M&A Rules”). The 2006 M&A Rules regulate, inter alia, the acquisition of PRC domestic companies by foreign investors.

On 21 September 2006, the CSRC promulgated the “Guidelines on Domestic Enterprises Indirectly Issuing or Listing and Trading their Stocks on Overseas Stock Exchanges” (the “CSRC Guidelines”).

Under the 2006 M&A Rules and the CSRC Guidelines, the listing of overseas special purpose vehicles (“SPV”) which are controlled by PRC entities or individuals are subject to the prior approval of the CSRC.

The 2006 M&A Rules and the CSRC Guidelines do not provide any express requirement for an SPV to retroactively obtain CSRC approval where the restructuring steps had been completed prior to 8 September 2006.

John Y. Lo, 9/F, Hutchison House, Central, Hong Kong, telephone number (852) 2848-4848, the Legal Adviser to our Company on PRC Law, is of the opinion that our Group has obtained all the necessary governmental approvals from PRC authorities for the Restructuring Exercise prior to 8 September 2006, the requirement to obtain CSRC approval is not applicable to our Company and it is not necessary for the Company to comply retroactively with the requirement of obtaining the prior approval of the CSRC for a listing on OTC-BB.

There is no assurance that these PRC authorities will not issue further directives, regulations, clarifications or implementation rules requiring us to obtain further approvals in relation to our proposed listing on the OTC-BB.

PRC foreign exchange control may limit our ability to utilise our cash effectively and affect our ability to receive dividends and other payments from our PRC subsidiaries.

Our PRC subsidiary, which is a foreign investment entity (“FIEs”), is subject to the PRC rules and regulations on currency conversion. In the PRC, the State Administration of Foreign Exchange (“SAFE”) regulates the conversion of the RMB into foreign currencies. Currently, foreign investment enterprises (including wholly foreign-owned enterprises) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs”. With such registration certification (which have to be renewed annually), FIEs are allowed to open foreign currency accounts including the “current account” and “capital account”. Currently, transactions within the scope of the "current account" (for example, remittance of foreign currencies for payment of dividends) can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account” (for example, for capital items such as direct investments, loans and securities) still requires the approval of the SAFE. Our PRC operating subsidiary Rixiang has obtained the "Foreign Exchange Registration Certificates for FIEs", which is subject to annual review.

Our subsidiaries, operations and significant assets are located outside the U.S.  Shareholders may not be accorded the same rights and protection that would be accorded under the Securities Act. In addition, it could be difficult to enforce a U.S judgment against our Directors and officers.

Our subsidiaries, operations and assets are located in the PRC, British Virgin Islands and Hong Kong. Our subsidiaries are therefore subject to the relevant laws in the PRC, British Virgin Islands and Hong Kong. The Companies Act may provide shareholders with certain rights and protection which may not have corresponding or similar provisions under the laws of the PRC, British Virgin Islands and Hong Kong. As such, investors in our Shares may or may not be accorded the same level of shareholder rights and protection that would be accorded under the Securities Act. In addition, some of our Executive Directors, as at the Latest Practicable Date, are non-residents of the U.S. and the assets of these persons are mainly located outside the U.S. As such, there may be difficulty for Shareholders to effect service of process in the U.S., or to enforce a judgment obtained in PRC, British Virgin Islands and Hong Kong against any of these persons.

We are subject to the PRC's environmental laws and regulations.

Our production facilities in the PRC will be subject to environmental laws and regulations imposed by the PRC authorities, inter alia, in respect of air protection, waste management and water protection. In the event stricter rules are imposed on air protection, waste management and water protection by the PRC authorities, we may have to incur higher costs to comply with such rules. Accordingly, our financial performance may be adversely affected. In addition, we require licence for the discharge of pollutants for our operations, which is subject to annual review and renewal. In the event that we fail to renew our licence with the relevant authority, our operations and financial performance will be adversely affected.

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time.  This could either benefit or damage our operations and profitability.  Some of the things that could have this effect are:

☐	Level of government involvement in the economy;

☐	Control of foreign exchange;

☐	Methods of allocating resources;

☐	Balance of payments position;

☐	International trade restrictions; and

☐	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways.  As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used.  The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China.  However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties.  These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.  In addition, some of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S.  As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against our Chinese operations and subsidiaries.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

The PRC's legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in the PRC. However, the PRC's system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the PRC judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC's legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC's political, economic or social life, will not affect the PRC government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on  our business and prospects.

The practical effect of the PRC legal system on our business operations in the PRC can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with U.S. generally accepted accounting principles. PRC's accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. While the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises

Capital outflow policies in the PRC may hamper our ability to remit income to the United States.

The PRC has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital and as a result we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to the U.S. or to our stockholders.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and lows as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem in China, where our operations are conducted, could have a negative effect on our operations.

Our operations may be impacted by a number of health-related factors, including the following:

☐	Quarantines or closures of some of our offices which would severely disrupt our operations,

☐	The sickness or death of our key officers and employees, and

☐	A general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could damage our operations.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi and U.S. dollars, and any future restrictions on currency exchanged may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in the U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.
Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Imposition of trade barriers and taxes may reduce our ability to do business internationally, and the resulting loss of revenue could harm our profitability.

We may experience barriers to conducting business and trade in our targeted emerging markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, substantial taxes of profits, revenues, assets and payroll, as well as value-added tax. The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products, and there can be no assurance that this will not reduce the level of sales that we achieve in such markets, which would reduce our revenues and profits.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Because one or more of our subsidiaries has inadequate insurance coverage in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

We currently have a US$3 million product liability.  However, we cannot guarantee that this amount would cover the liability in the event of the failure of any of our products. This is particularly true given our plan to significantly expand our sales into international markets, like the United States, where product liability claims are more prevalent.

Except for the product liability insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims. We have not established any reserve funds for potential warranty claims since historically we have experienced few warranty claims for our products so that the costs associated with our warranty claims have been low. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

The market price of our common stock may be volatile.

The market price of our common stock has been subject to wide fluctuations. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

☐	variations in our operating results and financial conditions;

☐	actual or anticipated announcements of technical innovations, new product developments, or design wins by us or our competitors;

☐	general conditions in the foodware industries; and

☐	worldwide economic and financial conditions.

In addition, the public stock markets have recently experienced extreme price and volume fluctuations that have particularly affected the market price for many technology companies and that have often been unrelated to the operating performance of these companies. The broad market fluctuations and other factors may continue to adversely affect the market price of our common stock

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of March 31, 2009, the Company’s corporate office leases an office building space located at 23/F Westin Center, 26 Hung To Road, Kwun Tong, Kowloon, Hong Kong.  The Company also leases and operates a manufacturing facility at Nantong, Jiangsu, China for producing its patented additive.

ITEM 3. LEGAL PROCEEDINGS

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

☐	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;
☐	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
☐
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

☐
Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol "CHSH".  The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

	2007(1)		2008(2)
	High	Low	High	Low

First quarter	$0.067	$0.0329	$0.24	$0.04
Second quarter	$2.5	$0.25	$0.18	$0.04
Third quarter	$0.39	$0.08	$0.05	$0.0032
Fourth quarter	$0.17	$0.0705	$0.01	$0.003

(1)	For fiscal year 04/01/2007 – 03/31/2008
(2)	For fiscal year 04/01/2008 – 03/31/2009

As of June 15, 2009, there were 293 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company’s common stock and may affect the ability of shareholders to sell their shares.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Unregistered Stock

On March 31, 2009, the Company entered into a Share Exchange Agreement pursuant to which the Company agreed to acquire all of the issued and outstanding shares of common stock of Extra Ease and EWIP.  As consideration, the Company shall issue a total of 1,871,313,946 shares of its common stock.

On March 31, 2009, the Company entered into an Agreement for Sale of Stock to which Feng Guang Yuan agreed to purchase all of the issued and outstanding stock, i.e. 945,000 shares of Wholly Success, a British Virgin Islands corporation (“WS”) for a total consideration of $100.

On March 24, 2008, the Company entered into an Equity Line Agreement (the “ELA”) and a Registration Rights Agreement (“RRA”) with Magellan Global Fund, L.P., a Delaware limited partnership with offices in San Diego, California (“Magellan”). The ELA provides that he Company will receive up to $2,000,000 from Magellan in connection with the issuance to Magellan of Common Stock. Magellan was issued 571,429 shares of the Company’s common stock upon execution of the ELA and will be issued additional shares of the Company’s common stock (having a market value of $40,000 based on the closing bid price on the effective date of the registration statement on such effective date.

On January 30, 2008, the Company entered into a Regulation S Subscription Agreement with Yu Guorui a resident and national of the Peoples Republic of China pursuant to which it sold 4,230,769 shares (approximately 4.1% of the 104,230,769 outstanding shares) to such investor for US$550,000.00.

On July 3, 2007, a closing was held pursuant to an Agreement and Plan of Reorganization, dated as of June 29, 2007, (the “Agreement”) by and among the Company, Wholly Success Technology Group Limited, a British Virgin Islands Corporation, (WSTG) and WSTG’s shareholders. Pursuant to the Agreement, each Shareholder of WSTG exchanged all of his shares in WSTG for shares in the Company with an aggregate of 69,615,000 shares in the Company being issued in exchange for the shares in WSTG. In addition, the Agreement provided that China Venture Partners, Inc. (“CVP”), a Delaware corporation, would be issued 15,185,000 shares in the Company at their par value of $.001 per share for services pursuant to a consulting agreement which the Company and CVP have agreed to value at $15,185.

On April 16, 2006, a total of 4,125,000 shares of Common Stock were issued to our director in exchange for cash in the amount of $4,125 U.S., or $.001 per share. On April 20, 2006, a total of 1,000,000 shares of Common Stock were issued to 4 unrelated shareholders in exchange for cash in the amount of $10,000 U.S., or $.01 per share. These securities were issued in reliance upon the exemption contained in Section 4(2) of Securities Act of 1933

All of the above noted securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933. All shareholders are subject to Rule 144 of the Securities Act of 1933 with respect to resale. We relied on this exemption from registration due to the fact that at the time of these sales we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, not an investment company, we had a specific business plan at the time we sold the securities, we are not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000. All of the subscribers are directors and/or officers of us.

No underwriters were used, and no commissions or other remuneration was paid except to the company for any of the above noted

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends March 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, "Risk Factors "). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

We conduct our operations through our wholly owned subsidiaries, EWIP and Extra Ease and its subsidiaries – EGC, Eatware Asset Management Ltd., Eatware Far East Ltd., Eatware International Ltd., and Rongbao (Nantong) Environmental Co. Ltd. (collectively referred to as “EGC”). Extra Ease, EGC and EWIP are collectively referred to as “Eatware” or the “Group”.  We primarily engage in the marketing and trading of environmentally safe food packaging products and additives. Our objective is to establish ourselves as a leading brand of high quality bio-based food packaging products. We are also looking into opportunities of licensing our technology, intellectual properties and trademarks to licensed factories for producing Eatware products and collect royalty for additional income source.

Prior to Eatware products launching to the market, we have performed extensive research on pulp technology. Throughout the process, EWIP has involved experts both from the industry and the universities. Management believes that Eatware’s technological application in this area is far advanced of its competitors. Our research and development strategy is to create innovative, value-added products and market opportunities and thus enhance Eatware’s market position.

The patented technology, disclosed elsewhere in this annual report, combined with the unique additive serve as a high barrier to entry for the Company’s competitors.

The Company relies on a combination of trade secrets, confidentiality agreements, patent, trademark, copyright, licenses, unfair competition and other intellectual property laws to protect its intellectual property and other proprietary rights. The Company has engaged with B.I. Appraisals Limited (“B.I. Appraisals”) for an opinion of valuation of its Intellectual Property in the technology to produce environmentally preferable food packaging products.  B.I. Appraisals and the management have been conducting asset valuations and consultancy works in the Greater China and the Asia Pacific regions for various purposes for over 25 years.  In their report dated December 23, 2008, B.I. Appraisals has estimated that the market value of the Company’s Intangible Asset as at November 30, 2008, was reasonably represented by the amount of US$127,000,000.00 (US Dollars One Hundred and Twenty-seven Million only).

The Company’s products are 100% organic, chemical-free biodegradable foodservice packaging product in the industry.  Features of the products include being oil, water, heat resistant, microwave and oven safe. EWIP also invented what management believes to be the world’s first 100% organic additive - Eatplus®, comprised of a modified starch. While other food packaging competitive products can take over 200 years to decompose and have contributed to massive landfills across the globe, Eatware products are designed to decompose in the soil within 180 days and can disperse in water within two weeks.  Eatplus® enhances the products making them sturdy, yet 100% biodegradable.

In contrast, traditional foodservice disposables, wraps, and paperboard are currently manufactured from a variety of materials, including paper and plastic. Management believes that none of these materials fully addresses three of the principal challenges facing the foodservice industry; namely performance, price, and environmental impact. Management believes that Eatware products address the combination of these challenges better than traditional alternatives and therefore will be able to achieve a significant share of the foodservice disposable packaging market.

The Company’s products can be categorized into five types: (1) plates; (2) bowls; (3) trays; (4) lunch boxes; and (5) mini containers. To date, The Company’s technology has been used to produce limited commercial quantities of plates, bowls, and hinged-lid containers intended for use by all segments of the foodservice disposable packaging market, including quick-service restaurants, food and facilities management companies, Governments, universities/colleges, and retail operations. These products were developed using detailed environmental assessments and carefully selected raw materials and processes to minimize the harmful impact on the environment without sacrificing competitive price or performance.

The Company markets and sells bio-based tableware for the food service packaging industry that is:

☐	100% decomposable, biodegradable and compostable;

☐	100% water-resistant;

☐	100% oil-resistant to over 400ºF;

☐	100% heat-resistant to over 400ºF;

☐	100% microwave-safe to over 400ºF;

☐	100% freezer-safe;

☐	100% steamer-safe;

☐	100% made of natural materials – absolutely no chemicals/petroleum are added;

☐	Made from bamboo, sugarcane, rice or cornstarches;

☐	Decomposable in a landfill within 90 days;

☐	Decomposable in a compost pile within 2 days;

Critical Accounting Policies

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Revenue Recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

(a)	Sales of products

Revenue is recognized when products are delivered to the customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance.

The Company is subject to valued-added tax ("VAT") under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the subsidiaries in addition to the invoiced value of purchases to the extent not refunded for export sales.

(b)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Use of Estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Results of Operations

The following table summarizes the results of our operations for the year ended March 31, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the year ended March 31, 2009 to the year ended March 31, 2008.

All amounts, other than percentages, are in millions of U.S dollars.

	Years ended March 31,
Item	2009	2008	Increase (Decrease)	% Increase (% Decrease)
Revenues
Sales	$2.36	$1.17	$1.19	101.1%
Cost of Goods Sold	1.86	1.08	0.78	72.4%
Gross profit	0.50	0.09	0.41	430.2%
Operating Expenses
Sales and marketing	0.12	0.47	(0.36)	-75.4%
Research and development	0.14	0.24	(0.09)	-40.0%
General administrative	1.03	0.95	0.08	8.0%
Loss from operations	(0.78)	(1.56)	0.78	49.9%
Other Income (expense):
Interest income	0.00	0.00	0.00	N/A
Interest expense	(0.01)	0.00	(0.01)	N/A
Loss before income tax	(0.79)	(1.56)
Income tax expense	0.00	0.00	(0.00)	N/A
Net loss	(0.79)	(1.56)	0.77	49.3%
Other comprehensive (loss) income	(0.01)	0.00	(0.01)
Comprehensive loss	$(0.80)	$(1.56)	0.76	48.6%

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008

Revenues

Revenue increased by $1.19 million, or 101.1%, for the year ended March 31, 2009 compared to the prior year period. The sales growth is primarily attributable to an increase in sales volume as a result of our continual expansion of distribution network and a slight increase in average selling price.

Gross Profits

For the year ended March 31, 2009, gross profit increased by $0.5 million over the prior year period. As a percentage of sales, gross profit margin increased from 8.0% for the year ended March 31, 2008 to 21.2% for the year ended March 31, 2009. The increase in gross profit margin was a result of an increase in economies of scales which lowered unit cost and a slight increase in selling price.

Research and Development Expenses

For the year ended March 31, 2009, research and development expenses decreased by $0.09 million, or 40% over the prior year period.  The decrease was due primarily to a lesser expense in machine testing, research and development.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.36 million, or 75.4% for the year ended March 31, 2009 compared to the prior year period.  Marketing expenses has been reduced due to the slow down of world economy during the year and therefore reduced participation in marketing exhibitions when compared to the same period of year 2008.

General and Administrative Expenses

General and administrative expenses increased by $0.08 million, or 8% for the year ended March 31, 2009 compared to the year ended March 31, 2008.  The increase in general and administrative expenses can be attributed to an increase in legal consultation and professional expenses associated with our preparation to become a public company.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Going Concern

As a result of the losses incurred during the last two fiscal years and the accumulated deficit of $4,448,903 and negative operating cash flow of $1,012,696, the report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2009 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions include certain cost-saving initiatives, continuous development of new and existing clients and seeking of capital financings from other parties.  Management believes that these actions will enable the Company to move towards profitability and improve cash flow in its continuing operations through the coming year.

Liquidity and Capital Resources

Cash flows from operating activities

We experienced negative cash flows from operating activities in the amount of $1,012,696 for the year ended March 31, 2009, primarily due to net loss of $793,272 and decrease of accounts payable, related parties of $421,324, offset by a decrease of accounts receivable, net of $80,086 and a decrease of accounts receivable, related parties of $52,734.

For the year ended March 31, 2008 we experienced negative cash flows from operating activities in the amount of $1,016,063, primarily due to net loss from operations of $1,563,152 offset by increase in accounts payable, related parties of $421,324.

Cash flows from investing activities

Net cash flows used in investing activities for the year ended March 31, 2009 was $1,271 representing the purchase of plant and equipment.

For the year ended March 31, 2008 net cash flows used in investing activities was $5,008 representing the purchase of plant and equipment.

Cash flows from financing activities

Net cash flows provided by financing activities for the year ended March 31, 2009 was $973,178 primarily due to net increase in bank overdraft of $167,553, advance from a non-related party of $374,169 and advance from a director of $431,456.

For the year ended March 31, 2008 net cash flows provided by financing activities was $1,062,799 which was an advance from a director.

Liquidity

Our growth plans may require additional funding from outside sources. We intend to pursue discussions with existing shareholders, third party financing sources and potential lenders to ensure access to funds as required. Our future liquidity will depend on our revenue growth and our ability to sell our products at positive gross margins and control our operating expenses. Over the coming twelve months, we expect to spend approximately $1,500,000 for operating expenses assuming no significant change in business strategies. We expect to meet these capital needs from sales revenues and other internal or external sources of financing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market rate risk

We are exposed to market risk related to changes in interest rates and foreign currency exchanges rates.

Interest rate risk

We hold our assets in cash and cash equivalents.  We do not hold derivative financial instruments or equity securities.

Foreign currency exchange rate risk

Our revenue and expenses are denominated in U.S. dollars.  We have conducted some transactions in foreign currencies and expect to continue to do so; we do not anticipate that foreign exchange gains or losses will be significant.  We have not engaged in foreign currency hedging to date.

Our international business is subject to risks typical of international activity, including, but not limited to, differing economic conditions; change in political climates; differing tax structures; and other regulations and restrictions.  Accordingly, our future results could be impacted by changes in these or other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)

Consolidated Financial Statements
For The Years Ended March 31, 2009 And 2008

(With Report of Independent Registered Public Accounting Firm Thereon)

ZYCPA COMPANY LIMITED

Certified Public Accountants

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Shoe Holdings, Inc.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)

We have audited the accompanying consolidated balance sheets of China Shoe Holdings, Inc. (formerly Extra Ease Limited and EATware Intellectual Properties Limited) and its subsidiaries (“the Company”) as of March 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for the years ended March 31, 2009 and 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and 2008 and the results of operations and cash flows for the years ended March 31, 2009 and 2008 and in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses and has a capital deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ZYCPA Company Limited
(Formerly Zhong Yi (Hong Kong) C.P.A. Company Limited)
Certified Public Accountants

Hong Kong, China
July 13, 2009

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 and 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,092	$53,863
Accounts receivable, net	142,515	230,123
Accounts receivable, related parties	-	52,734
Inventories	3,243	4,184
Prepayments and other receivables	56,944	11,682

Total current assets	207,794	352,586

Non-current assets:
Intangible assets, net	-	1
Plant and equipment, net	3,726	4,183

TOTAL ASSETS	$211,520	$356,770

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$167,553	$-
Accounts payable, trade	218,163	127,568
Accounts payable, related parties	-	421,324
Note payable	374,169	-
Amount due to a director	1,202,847	1,321,606
Other payables and accrued liabilities	156,138	142,646

Total current liabilities	2,118,870	2,013,144

TOTAL LIABILITIES	2,118,870	2,013,144

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 1,990,759,517 shares issued and outstanding as of March 31, 2009 and 2008	1,990,759	1,871,314
Additional paid-in capital	550,215	-
Accumulated other comprehensive income	579	8,498
Accumulated deficit	(4,448,903)	(3,536,186)

Total stockholders’ deficit	(1,907,350)	(1,656,374)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$211,520	$356,770

See accompanying notes to consolidated financial statements.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED MARCH 31, 2009 and 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended March 31,
	2009	2008

REVENUES, NET
Product sales	$2,358,912	$1,119,731
Product sales, related parties	-	52,589

Total revenues, net	2,358,912	1,172,320

COST OF REVENUES
Cost of revenues	1,858,661	546,345
Cost of revenues, related parties	-	531,792

Total cost of revenues	1,858,661	1,078,137

GROSS PROFIT	500,251	94,183

Operating expenses:
Sales and marketing	116,582	471,813
Research and development	141,296	235,022
General and administrative	1,026,396	950,631

Total operating expenses	1,284,274	1,657,466

LOSS FROM OPERATIONS	(784,023)	(1,563,283)

Other income (expense):
Interest income	52	131
Interest expense	(9,301)	-

LOSS BEFORE INCOME TAX	(793,272)	(1,563,152)

Income tax expense	-	-

NET LOSS	$(793,272)	$(1,563,152)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(7,919)	4,715

COMPREHENSIVE LOSS	$(801,191)	$(1,558,437)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	1,871,313,946	1,871,313,946

See accompanying notes to consolidated financial statements.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009 and 2008
(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(793,272)	$(1,563,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,791	1,496
Allowance for doubtful accounts	7,522	-
Impairment loss on intangible assets	1	-
Change in operating assets and liabilities:
Accounts receivable, trade	80,086	(178,966)
Accounts receivable, related parties	52,734	(52,734)
Inventories	941	(432)
Prepayments and other receivables	(45,262)	139,255
Accounts payable, trade	90,595	106,970
Accounts payable, related parties	(421,324)	421,324
Other payables and accrued liabilities	13,492	110,176

Net cash used in operating activities	(1,012,696)	(1,016,063)

Cash flows from investing activities:
Purchase of plant and equipment	(1,271)	(5,008)

Net cash used in investing activities	(1,271)	(5,008)

Cash flows from financing activities:
Net increase in bank overdraft	167,553	-
Proceeds from note payable	374,169	-
Advances from a director	431,456	1,062,799

Net cash provided by financing activities	973,178	1,062,799

Effect of exchange rate changes on cash and cash equivalents	(7,982)	4,716

NET CHANGE IN CASH AND CASH EQUIVALENTS	(48,771)	46,444

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	53,863	7,419

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,092	$53,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$9,301	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Forfeiture of the amount payable to a director	$550,215	$-

See accompanying notes to consolidated financial statements.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2009 and 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of share	Amount	paid-in capital	(loss) income	deficit	deficit

Balance as of April 1, 2007	1,871,313,946	$1,871,314	$-	$3,783	$(1,973,034)	$(97,937)

Net loss for the year	-	-	-	-	(1,563,152)	(1,563,152)

Foreign currency translation adjustment	-	-	-	4,715	-	4,715

Balance as of March 31, 2008	1,871,313,946	1,871,314	-	8,498	(3,536,186)	(1,656,374)

Recapitalization and reverse acquisition	119,445,571	119,445	-	-	(119,445)	-

Forfeiture of the amount payable to a director	-	-	550,215	-	-	550,215

Net loss for the year	-	-	-	-	(793,272)	(793,272)

Foreign currency translation adjustment	-	-	-	(7,919)	-	(7,919)

Balance as of March 31, 2009	1,990,759,517	$1,990,759	$550,215	$579	$(4,448,903)	$(1,907,350)

See accompanying notes to consolidated financial statements.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

China Shoe Holdings, Inc. (the “Company” or “CHSH”) was incorporated in the State of Nevada on January 24, 2005 as Indigo Technologies, Inc. On June 6, 2007, CHSH changed its name to China Shoe Holdings, Inc.

Business history

On March 31, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (1) Extra Ease Limited (“Extra Ease”) and (2) Eatware Intellectual Properties Limited (“EWIP”), and (3) the shareholders of Extra Ease and EWIP.

Pursuant to the Exchange Agreement, the Company agreed to issue a total of 1,871,313,946 shares of its common stock, of which (i) 121,313,946 shares were issued to the shareholder of Extra Ease in exchange for 10,000 shares of Extra Ease, representing 100% of the issued and outstanding common stock of Extra Ease, and (ii) 1,750,000,000 shares were issued to the shareholders of EWIP in exchange for 50,000 shares of EWIP, representing 100% of the issued and outstanding common stock of EWIP. Immediately following completion of the share exchange transaction, the Company had a total of 1,990,759,517 shares of its common stock issued and outstanding.

On the closing date, the Company consummated the disposal of all of its subsidiaries to a third party. This disposal transaction was assumed to be completed as of the beginning of the periods presented in the accompanying consolidated financial statements.

Extra Ease is mainly engaged in the development and manufacturing of proprietary additives and trading of bio-degradable food containers and packaging products in Hong Kong and overseas. EWIP obtains the exclusive trademarks of “EATWARE”, registered and pending patent applications and technical know-how used in the production of certain bio-degradable food containers and packaging products.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of CHSH whereby Extra Ease and EWIP are deemed to be the accounting acquirers (legal acquirees) and CHSH to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Extra Ease and EWIP, with the assets and liabilities, and revenues and expenses, of CHSH being included effective from the date of stock exchange transaction. CHSH is deemed to be a continuation of the business and operations of Extra Ease and EWIP. Accordingly, the accompanying consolidated financial statements include the following:

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

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Description of subsidiaries

As of March 31, 2009, details of the Company’s subsidiaries are described below:

Name of subsidiaries	Place and date of incorporation	Particulars of issued/ registered share capital	Principal activities

Extra Ease Limited (“Extra Ease”)	British Virgin Islands, January 2, 2008	10,000 issued share of US$1 each	Investments holding

Eatware Global Corp. (“EGC”)	British Virgin Islands, March 31, 2006	1 issued share of US$1 each	Investments holding

EATware Intellectual Properties Limited (“EWIP”)	British Virgin Islands, December 15, 2006	1 issued share of US$1 each	Development of technical know-how and patents

Eatware Far East Limited (“EFEL”)	Hong Kong, January 26, 2007	1 issued share of HK$1 each	Trading of foodwares and containers

Eatware International Limited (“EIL”)	British Virgin Islands, December 15, 2006	1 issued share of US$1 each	Trading of foodwares and packaging products

Rongbao (Nantong) Environmental Co., Ltd (“RBNT”)	The People’s Republic of China, June 22, 2005	US$100,000	Manufacture and development of proprietary additives

Eatware Assets Management Limited (“EAML”)	Hong Kong, September 1, 2008	1 issued share of HK$1 each	Investments holding

Substantially all of its operations are conducted by its subsidiaries in Hong Kong and the People's Republic of China ("PRC").

The Company and its subsidiaries are hereinafter referred to as (the "Company").

2.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the year ended March 31, 2009, the Company incurred a net loss of $793,272 with the accumulated deficit of $4,448,903 and suffered from a negative operating cash flow of $1,012,696. The continuation of the Company is dependent upon the continuing financial support of its shareholders and obtaining additional financing, generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies. As a result, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of CHSH and its subsidiaries.

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

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customers’ current credit worthiness and the economic environment.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of March 31, 2009 and 2008, the Company recorded the allowance for doubtful accounts of $7,548 and $0, respectively.

●         Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs mainly represent the cost of raw material of proprietary additives. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2009 and 2008, no allowance for obsolete inventories was required.

●	Intangible assets

Intangible assets include the trademarks, registered and pending patent applications and technical know-how obtained from a related party at the acquisition cost. Technical know-how includes secret formulas, manufacturing processes, technical and procedural manuals to manufacture bio-degradable food containers and packaging products.

Amortization of these intangible assets is provided on the basis over their estimated useful lives ranging from 7 to 50 years, using the straight-line method.

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable life
Leasehold improvement	Term of the lease (2 years)
Furniture, fixtures and office equipment	4 to 5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Valuation of long-lived assets

Long-lived assets primarily include plant and equipment and intangible assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

During the year ended March 31, 2009, the Company performed the impairment test for recoverability and recorded an impairment charge of $1 to fully write down the carrying amount of intangible assets to zero.

●	Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

(a)         Product sales

Revenue is recognized when products are delivered to the customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance.

The Company is subject to valued-added tax ("VAT") under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the subsidiaries in addition to the invoiced value of purchases to the extent not refunded for export sales.

(b)         Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●         Advertising cost

Advertising costs are expensed as incurred under SOP 93-7, “Reporting for Advertising Costs”. $14,211 and $22,158 of advertising expenses were incurred for the years ended March 31, 2009 and 2008, respectively.

●         Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of stockholder’s deficit consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statements of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

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

The Company conducts major businesses in the PRC and Hong Kong and is subject to taxes in these jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authorities.

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

The reporting currency of the Company is the United States dollar ("US$"). The Company’s subsidiaries operating in Hong Kong maintain their books and record in its local currency, Hong Kong Dollars ("HK$") while one subsidiary operating in the PRC maintains its books and records in its local currency, Renminbi Yuan ("RMB"), which are functional currencies as being the primary currency of the economic environment in which these entities operate.

In general, assets and liabilities are translated into US$, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the consolidated statement of stockholders’ deficit.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from HK$ and RMB into US$1 has been made at the following exchange rates for the respective year:

	2009	2008
Year end RMB:US$ exchange rate	6.8456	7.0222
Average rates RMB:US$ exchange rate	6.9367	7.4695
Year end HK$:US$ exchange rate	7.7505	7.7827
Average rates HK$:US$ exchange rate	7.7773	7.7993

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive loss as and when the related employee service is provided.

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

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. During 2009 and 2008, the Company operates two reportable segments in Hong Kong and the PRC.

●	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, prepayments and other receivables, accounts payable, note payable, amount due to a director, other payables and accrued liabilities.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The Company believes that SFAS No. 157 should not have a material impact on the financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS No. 159 should not have a material impact on the financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company believes that SFAS No. 141R should not have a material impact on the financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. It shall be applied prospectively as of the beginning of the fiscal year in which it is initially adopted. The Company will adopt the provisions of SFAS No. 160 beginning April 1, 2009, and do not anticipate it to have a material effect on its financial position, results of operations, or cash flows.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share”. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Also in June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock” ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In December 2008, the FASB issued Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, ("SFAS No. 140") and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, ("FIN 46(R)") are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the consolidated financial statements.

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

On April 1, 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” ("FSP 141R-1"). FSP 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of FSP 141R-1 to future acquisitions.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

On April 9, 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

On April 29, 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

4.	TRADE ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company provided the allowance for doubtful accounts of $7,522 and $0 for the years ended March 31, 2009 and 2008.

	As of March 31,
	2009	2008

Accounts receivable, trade	$150,063	$230,123
Less: allowance for doubtful accounts	(7,548)	-

Accounts receivable, net	$142,515	$230,123

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the followings:

	As of March 31,
	2009	2008

Prepayments	$6,101	$2,542
Utility deposits	50,736	9,087
Other receivables	107	53

	$56,944	$11,682

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.	INTANGIBLE ASSETS

In January 2007, the Company entered into the Deeds of Assignment with two related companies which were previously controlled by the director of the Company pursuant to which the Company acquired exclusive trademarks of “EATWARE”, registered and pending patent applications, technical know-how used in the production of bio-degradable food containers and packaging products for a consideration of $1.

Management performs impairment testing annually and more frequently if factors and circumstances indicate an impairment may have occurred. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

In accordance with SFAS No. 144, the Company reviewed its annual impairment test on the intangible assets and concluded that the decline in expected future benefits from these intangible assets was sufficient to result in an impairment loss of $1.

7.	PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following:

	As of March 31,
	2009	2008

Leasehold improvement	$655	$655
Furniture, fixtures and office equipment	6,430	5,159
Foreign translation difference	112	4
	7,197	5,818
Less: accumulated depreciation	(3,426)	(1,631)
Less: foreign translation difference	(45)	(4)

Plant and equipment, net	$3,726	$4,183

Depreciation expense for the years ended March 31, 2009 and 2008 were $1,791 and $1,496, respectively.

For the years ended March 31, 2009 and 2008, the Company tested for impairment in accordance with the SFAS No.142 and no impairment charge was required.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.	BANK OVERDRAFT

In May 2008, the Company obtained an overdraft facility with Dah Sing Bank with the available balance of $167,553 (equivalent to HK$1,300,000). The overdraft facility carried interest at a rate of 0.5% per annum over Hong Kong prime rate, payable monthly. Weighted average interest rate approximated 5.75% per annum for the year ended March 31, 2009. This facility was secured by real property held by and personally guaranteed by Mr. Jonathan W L So, the director of the Company. The overdraft facility is subject to be extended or renewed at the option of the bank.

9.	NOTE PAYABLE TO A NON-RELATED PARTY

As of March 31, 2009, the Company obtained an advance of $374,169 from a non-related party, which carried interest rate of 7% per annum, was unsecured and repayable on demand.

10.	AMOUNT DUE TO A DIRECTOR

As of March 31, 2009 and 2008, $1,202,847 and $1,321,606 due to a director, Mr. Jonathan W L So represented temporary advances to the Company which was unsecured and interest-free with no fixed repayment term. The imputed interest on the amount due to a director was not significant.

11.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the followings:

	As of March 31,
	2009	2008

Accrued expenses	$120,032	$102,102
Customers deposit	23,520	36,416
Other tax payable	462	352
Other payables	12,124	3,776

	$156,138	$142,646

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

12.	CAPITAL TRANSACTIONS

(a)	Common stock

On December 30, 2008, the Company approved and filed a Certificate of Change with the Nevada Secretary of State to increase the number of shares of common stock which it is authorized to issue from 300,000,000 shares, par value $0.001 per share to 2,000,000,000 shares, par value $0.001 per share.

On March 31, 2009, the Company entered into a stock exchange transaction and issued an aggregate 1,871,313,946 shares of common stock.

As of March 31, 2009, the number of authorized and outstanding shares of the Company’s common stock was 2,000,000,000 shares and 1,990,759,517 shares, respectively.

(b)	Additional paid-in capital

For the year ended March 31, 2009, the Company approved the forfeiture of amount due to a director, Mr. Jonathan W L So, totaling $550,215 and charged as a credit to additional paid-in capital.

13.	INCOME TAXES

For the years ended March 31, 2009 and 2008, the local (“United States of America”) and foreign components of loss before income tax were comprised of the following:

	Years ended March 31,
	2009	2008
Tax jurisdictions from:
Local	$-	$-
Foreign	(793,272)	(1,563,152)

Loss before income tax	$(793,272)	$(1,563,152)

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: Hong Kong and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

CHSH is registered in the State of Nevada and is subjected to United States of America tax law.

As of March 31, 2009, the operation in the United States of America did not incur net operating losses available for federal tax purposes, which are available to offset future taxable income.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

British Virgin Islands

Under the current laws of the BVI, Extra Ease, EGC, EWIP and EIL are not subject to tax on income or profit.

Hong Kong

EFEL and EAML are subject to Hong Kong Profits Tax at the statutory rate of 16.5% and 17.5% on the assessable income for the years ended March 31, 2009 and 2008, respectively. For the years ended March 31, 2009 and 2008, its operating subsidiaries in Hong Kong incurred an operating loss of $835,912 and $1,107,095 for income tax purposes and were exempted from Hong Kong Profits Tax.

The PRC

The Company’s subsidiary, RBNT operating in the PRC is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified statutory rate of 25%. Under the PRC Income Tax, RBNT is qualified as a foreign investment enterprise and is exempted from income tax for the first two profit making years with a 50% exemption of income tax for the next three years. For the years ended March 31, 2009 and 2008, RBNT was exempted from the PRC Income Tax due to the cumulative operating losses.

The following table sets forth the significant components of the aggregate net deferred tax assets and liabilities of the Company as of March 31, 2009 and 2008:

	As of March 31,
	2009	2008
Deferred tax liabilities:
Depreciation	$294	$286

Deferred tax assets:
Net operating loss carryforwards	329,222	188,889
Total net deferred tax assets	328,928	188,603
Less: valuation allowance	(328,928)	(188,603)

Net deferred tax assets	$-	$-

As of March 31, 2009 and 2008, the Company had approximately $1,978,796 and $1,133,259 of the cumulative tax losses which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for the Company as of March 31, 2009 and 2008 consisted mainly of tax losses and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $328,928 and $188,603 as of March 31, 2009 and 2008, respectively. During 2009, the valuation allowance increased by $140,325, primarily relating to net operating loss carryforwards from the foreign tax regime.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

14.	RELATED PARTY TRANSACTIONS

		Years ended March 31,
		2009	2008

Sale of goods to a related company	(a)	$-	$52,589
Purchase of goods from a related company	(b)	-	531,792
Rental charge reimbursed by a related company	(c)	137,602	128,071
Rental expenses to a related company	(d)	-	376
Consultancy fees paid to a related company	(e)	$50,626	$406,597

(a)	For the year ended March 31, 2008, the Company sold its products to a related company which is controlled by the director of the Company at its current market value in a normal course of business.

(b)
For the year ended March 31, 2008, the Company purchases certain products for re-sale from a related company which is controlled by the director of the Company at its current market value in a normal course of business.

(c)
For the years ended March 31, 2009 and 2008, the Company leased out some portion of the office premises to and partially reimbursed rental charge by a related company which is controlled by the director of the Company, at the market price in accordance with the lease agreement in a normal course of business.

(d)
For the year ended March 31, 2008, the Company leased some portion of the office premises from related companies which is controlled by the director of the Company, at the market price in accordance with the lease agreement in a normal course of business.

(e)
For the years ended March 31, 2009 and 2008, the Company paid consultancy service to a related company which is controlled by the director of the Company, at its fair value in a normal course of business.

15.	PENSION PLANS

Hong Kong

The Company’s operating subsidiaries in Hong Kong participate in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by The Company’s subsidiaries operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with The Company, but the benefits are required by law to be preserved until the retirement age of 65. The total contributions made for MPF Scheme were $19,557 and $26,757 for the years ended March 31, 2009 and 2008, respectively.

The PRC

Under the PRC Law, full-time employees of RBNT, a subsidiary in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company’s subsidiary in the PRC is required to accrue for these benefits based on certain percentages of the employees’ salaries.

The aggregate amount of such employee benefits were $1,036 and $263 for the years ended March 31, 2009 and 2008.

16.	STATUTORY RESERVE

Under the PRC Law, its operating subsidiary in the PRC, RBNT is required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended March 31, 2009 and 2008, RBNT made no appropriations to the reserve due to its operating loss.

17.	SEGMENT INFORMATION

(a)	Business segment reporting

The Company’s business units have been aggregated into two reportable segments, as defined by SFAS No. 131:

•	Additive Business – sales and manufacture of proprietary additives in the PRC

•	Foodware Business – trading of food containers and packaging products in Hong Kong and overseas

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the years ended March 31, 2009 and 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended March 31, 2009 and 2008:

	Year ended March 31, 2009
	Additive Business	Foodware Business	Total

Operating revenues	$146,664	$2,212,248	$2,358,912
Cost of revenues	(137,253)	(1,721,408)	(1,858,661)
Gross profit	9,411	490,840	500,251
Depreciation	160	1,631	1,791
Net loss	$(9,626)	$(783,646)	$(793,272)

Expenditure for long-lived assets	$-	$1,271	$1,271

	Year ended March 31, 2008
	Additive Business	Foodware Business	Total

Operating revenues	$102,118	$1,070,202	$1,172,320
Cost of revenues	(102,376)	(975,761)	(1,078,137)
Gross (loss) profit	(258)	94,441	94,183
Depreciation	148	1,348	1,496
Net loss	$(11,600)	$(1,551,552)	$(1,563,152)

Expenditure for long-lived assets	$-	$5,008	$5,008

(b)         Geographic segment reporting

In respect of geographical segment reporting, sales are based on the country in which the customer is located, as follows:

	Years ended March 31,
	2009	2008
By regions:
North America	$1,640,672	$632,404
Asia	501,817	377,241
Europe	132,006	148,384
Others	84,417	14,291

Total revenue, net	$2,358,912	$1,172,320

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of March 31, 2009, 11% of the Company’s long-lived assets were located in the PRC and 89% in Hong Kong.

18.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended March 31, 2009, one customer represented more than 10% of the Company’s revenue. This customer accounts for 45% of revenue amounting to $1,052,886 with $0 of accounts receivable.

The following is a table summarizing the revenue from customers that individually represent greater than 10% of the total revenue for the year ended March 31, 2008 and their outstanding balances at year-end date:

	Year ended March 31, 2008			March 31, 2008
	Revenues	Percentage of revenues		Accounts receivable, trade

Customer A	$433,300	37%		$161,750
Customer B	126,477	11%		21,201
Customer C	119,905	10%		-

Total:	$679,682	58%	Total:	$182,951

(b)	Major vendors

The following is a table summarizing the purchase from vendors that individually represent greater than 10% of the total purchase for the years ended March 31, 2009 and 2008 and their outstanding balances at year-end date:

	Year ended March 31, 2009			March 31, 2009
	Purchases	Percentage of purchases		Accounts payable, trade

Vendor A	$1,096,022	59%		$79,257
Vendor B	615,577	33%		105,844

Total:	$1,711,599	92%	Total:	$185,101

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended March 31, 2008			March 31, 2008
	Purchases	Percentage of purchases		Accounts payable, trade

Vendor A	$531,792	49%		$-
Vendor B	439,923	41%		95,494

Total:	$971,715	90%	Total:	$95,494

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(d)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of net income for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

(e)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from bank overdraft. Bank overdraft at variable rates exposes the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2009, borrowings under overdraft facility were at variable rates. The interest rates of overdraft facility are disclosed in Note 8.

19.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company was committed under various non-cancelable operating leases with fixed monthly rentals, due September 2010. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $36,398 and $30,977 for the years ended March 31, 2009 and 2008.

CHINA SHOE HOLDINGS, INC.
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of March 31, 2009, the Company has future minimum rental payments of $63,132 due under non-cancelable operating leases in the next 12 months.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009.

There has been no change in the Company's internal control over financial reporting during the year ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of March 31, 2009 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2009, based on criteria in Internal Control – Integrated Framework issued by the COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names of our directors and executive officers as of March 31, 2009:

Name	Age	Position

Mr. Wu, Man-Shing (1)	39	Chairman of the Board

Mr. So, Jonathan W.L. (2)	43	Chief Executive Officer, Chief Financial Officer and Director

Mr. Megret, Laurent	42	Chief Operating Officer and Director

(1)	On June 4, 2009, Mr. Wu, Man-Shing was appointed as Chief Executive Officer.
(2)	On June 4, 2009, Mr. So, Jonathan W.L. resigned as Chief Executive Officer, and was appointed as Chairman of the Board of Directors.

Mr. Wu, Man-Shing, Chairman

Mr. Wu, Man-Shing (“Mr. Wu”), Chairman of the Company.  Mr. Wu has over 10 years of experiences in administration management, policy establishment and business development over an extensive of businesses covering toys, gifts, garment manufacturing, retailing, global sourcing as well as decomposable food container made from natural materials.

Mr. So, Jonathan W.L., C.E.O., C.F.O. and Director

Mr. So, Jonathan W.L. (“Mr. So”), C.E.O., C.F.O. and a director of the Company. With his wealth of international business experience, Mr. So leads the finance, business management, sales & marketing and strategic planning divisions of the Company.  Mr. So continues to devote significant resources in developing the Company and keeping the Company on track for steady sales growth.

Mr. So had been nurtured to do business since childhood. Mr. So’s family started a manufacturing business in 1970.  When the China’s economic reform started in 1979, Mr. So’s family was one of the first investors to establish a factory in Jiangsu Province, China.  In 1988, Mr. So’s family further expanded their factories to Shenzhen and Shanghai and employed over 5000 workers.  Sales orders have been obtained from Europe and the United States.

Besides toys, gifts and garment manufacturing businesses, Mr. So further enhances the business in retailing, global sourcing, franchising, internet, animation, comic publishing, media as well as a self-invented single-use 100% decomposable food container made from natural materials.

Mr. Megret, Laurent, C.O.O. and Director

Mr. Megret, Laurent (“Mr. Megret”), C.O.O. and a Director of the Company.  With over 18 years of experiences in sales and marketing, Mr. Megret primarily engaged in clientele sales strategy and communications along side operational management for development opportunities. From Reinsurance Captives to EATware, he has looked after very specific niche markets and put tremendous efforts to manage international clientele requirements and convert them in better partnership and increased returns. Laurent enjoy working in very dynamic international and multi-cultural structures.

CORPORATE GOVERNANCE

Significant Employees

Other than the officers described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out of the duties of the Audit Committee.  Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of us and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of Company’s chief executive officer and other executive officers with annual compensation exceeding $100,000 in the last fiscal year.

Name & Principal Position	Inception to 3/31/09	Salary (US$)	Bonus (US$)	Stock Awards ($)	Option Awards (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr.	2009	$51,281	$3,856						$55,137
Megret,	2008	$15,788	$0						$15,788
Laurent, COO, Director

Option grants in the last fiscal year

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year of and.  As of March 31, 2009, none of our executive officers or directors owned any of our derivative securities.

Management agreements

We have no existing or proposed management agreements.

Compensation of Directors

We do not compensate our directors for their time spent on our behalf, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Compensation Committee

Currently, the Board of Directors does not have a Compensation Committee.  The Board of Directors as a whole determines executive compensation.

Grants of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year-End

None

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above exercised an option in fiscal year 2009.

Pension Benefits

The Company does not have any plan which provides for payments or other benefits at, following, or in connection with retirement.

Non-qualified Deferred Compensation

The Company does not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements

On November 10, 2008, a subsidiary of the Company entered into a permanent and full-time employment agreement with Laurent Megret, covering the terms and conditions of Mr. Megret’s employment as a sales and marketing manager.  The agreement provides a base salary of HK$396,000 (US$50,900) per year.

Director Compensation Arrangements

No director has received any cash or other compensation for serving as a director and we do not plan to pay any cash or other compensation to any person for serving as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 31, 2009, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of March 31, 2009, there were 119,445,571 shares of our common stock outstanding. Following completion of the Share Exchange Transaction, there were 1,990,759,517 shares issued and outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of April 6, 2009 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class[1]
Common	Gu Xianzhong [former Director, President and C.E.O.] 488 Wai Qing Song Road, Waigang Town, Jiading District, Shanghai, PR China	11,500,000		*
Common	Gu Changhong [former C.O.O.] 488 Wai Qing Song Road, Waigang Town, Jiading District, Shanghai, PR China	3,395,000		*
Common	Chaojun Huang [former Secretary] 488 Wai Qing Song Road, Waigang Town, Jiading District, Shanghai, PR China	1,000,000		*
Common	Wu, Man-Shing [Chairman] 23/F, Westin Center, 26 Hung To Road, Kwun Tong, Kowloon, Hong Kong	1,521,313,946	(2)	76.42%
Common	Grasswind Investments Limited 23/F, Westin Center, 26 Hung To Road, Kwun Tong, Kowloon, Hong Kong	1,400,000,000	(2)	70.32%
Common	Courdrey Trading Limited 23/F, Westin Center, 26 Hung To Road, Kwun Tong, Kowloon, Hong Kong	121,313,946	(2)	6.09%
Common	So, Jonathan W.L. [C.E.O., C.F.O. and Director] 23/F, Westin Center, 26 Hung To Road, Kwun Tong, Kowloon, Hong Kong	0		*
Common	Megret, Laurent [C.O.O. and Director] 23/F, Westin Center, 26 Hung To Road, Kwun Tong, Kowloon, Hong Kong	0		*
All executive officers and directors as a group (3 individuals)		1,521,313,946		76.42%

*	Represents less than 1% beneficial ownership.
(1)
Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) — 13(d)(1). Beneficial ownership is determined based on 1,990,759,517 shares issued and outstanding as of April 5, 2009.

(2)	The shares of common stock owned by Grasswind Investments Limited and Courdrey Trading Limited are beneficially owned by Mr. Wu, Man-Shing, who exercises the sole voting power over such shares.

Description of Securities

Our authorized capital consists of 2,000,000,000 shares of common stock with a par value of $0.001, and 10,000,000 shares of preferred stock with a par value of $0.001. At the close of business on March 31, 2009, the Company had 119,445,571 shares of Common Stock issued and outstanding. Following completion of the Share Exchange Transaction, there were 1,990,759,517 shares issued and outstanding.

Holders of the Company’s common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of the Company’s common stock representing a majority of the voting power of the Company’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of the Company’s outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to the Company’s articles of incorporation.

Holders of the Company’s common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of a liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. The Company’s common stock has no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to the Company’s common stock.

Market for Common Equity and Related Stockholders Matters

Our shares of common stock, par value $0.001 per share, are quoted on the Over-the-Counter Bulletin Board (“OTC.BB”) under the symbol “CHSH.OB”. We initially traded under the symbol “INGY” commencing on April 13, 2007 and our symbol was changed to “CHSH” on June 21, 2007 in connection with the change of our name from Indigo Technologies, Inc. to China Shoe Holdings, Inc. and our seven and six tenths for one stock split. As of March 31, 2009, there were 387 holders of record of our common stock. The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name. We have not paid any cash dividends and do not anticipate doing so in the foreseeable future. Future dividends, if any, will depend upon our results of operations, financial condition, capital needs and such other factors as the Board of Directors deems relevant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Our Board of Directors has determined that none of our directors may be deemed “independent” directors. Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. In the event we engage further directors and officers, management intends to develop a definition of independence and assess the Company’s Board of Directors with regard to this definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited), our current independent auditor, and all fees billed for other services rendered by the said firms during those periods.

Years Ended March 31,	2009	2008

Audit Fees (1)	40,000	120,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Accounting Fees and Services	40,000	120,000

(1)
Audit Fee. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fee. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.   Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A.  Consolidated Balance Sheets as of March 31, 2009 and 2008
B.  Consolidated Statements of Operations and Comprehensive Loss for the Years Ended March 31, 2009 and 2008
C.  Consolidated Statements of Cash Flows for the Years Ended March 31, 2009 and 2008
D.  Consolidated Statements of Stockholders’ Deficit for the Years Ended March 31, 2009 and 2008

2 .   Financial Statement Schedules

None.

(b)  Exhibits

Exhibit Number	Description
3.1	Certificate of change to the Company’s Articles of Incorporation, filed December 30, 2008 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 26, 2008)
10.1
Agreement for Share Exchange, dated as of December 22, 2008, by and among the Company, Chinaone Investment Ltd., and the shareholders of Chinaone Investment, Ltd. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 26, 2008)

10.2
Agreement for Share Exchange, dated as of March 31, 2009, by and among Extra Ease Limited, Eatware Intellectual Properties Limited, the Company, and the shareholders of Extra Ease and EWIP (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 31, 2009)

10.3
Agreement for Sale of Stock by and between the Company and FENG Guang Yuan dated March 31, 2009 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 7, 2009)

10.4	Employment Agreement by and between the Company and Mr. Megret, Laurent (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 7, 2009)
10.5	Letter of indemnification with Appendix (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 7, 2009)
10.6
Valuation report of the Intellectual Property in the technology to produce environmentally preferable food packaging products held by EATware Intellectual Properties Limited dated December 23, 2008 by B.I. Appraisals Limited (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 7, 2009)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of July, 2009.

CHINA SHOE HOLDINGS, INC.

By:	/s/ Wu, Man-Shing
Wu, Man-Shing
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 31, 2009, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Wu, Man-Shing	Chief Executive Officer, Director
Wu, Man-Shing	(Principal Executive Officer)

/s/ So, Jonathan W.L.	Chief Financial Officer, Chairman of the Board
So, Jonathan W.L.	(Principal Financial and Accounting Officer)

/s/ Megret, Laurent	Chief Operating Officer, Director
Megret, Laurent