Form 10-Q
period 2009-06-30
Eatware, Inc.
filed 2009-08-14
CIK 1364622

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File Number 333-139910

EATWARE, INC.
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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

There were 1,990,759,517 shares of Common Stock outstanding as of July 31, 2009.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2009 and March 31, 2009	F-2

Condensed Consolidated Statements of Operations And Comprehensive Loss for the three months ended June 30, 2009 and 2008	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2009 and 2008	F-4

Condensed Consolidated Statement of Stockholders’ Deficit for the three months ended June 30, 2009	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-17

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$35,498	$5,092
Accounts receivable, trade	174,815	142,515
Inventories	12,846	3,243
Prepayment and other receivables	54,044	56,944

Total current assets	277,203	207,794

Non-current assets:
Intangible assets, net	-	-
Plant and equipment, net	3,332	3,726

TOTAL ASSETS	$280,535	$211,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$167,646	$167,553
Accounts payable, trade	171,049	218,163
Notes payable	735,528	374,169
Amount due to a director	1,137,455	1,202,847
Other payables and accrued liabilities	156,080	156,138

Total current liabilities	2,367,758	2,118,870

TOTAL LIABILITIES	2,367,758	2,118,870

Stockholders’ deficit:
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 1,990,759,517 shared issued and outstanding as of June 30, and March 31, 2009	1,990,759	1,990,759
Additional paid-in capital	550,215	550,215
Accumulated other comprehensive income	537	579
Accumulated deficit	(4,628,734)	(4,448,903)

Total stockholders’ deficit	(2,087,223)	(1,907,350)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$280,535	$211,520

See accompanying notes to condensed consolidated financial statements.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,
	2009	2008

REVENUES, NET	$228,526	$781,970

COST OF REVENUES	189,966	651,645

GROSS PROFIT	38,560	130,325

Operating expenses:
Sales and marketing	99	49,014
Research and development	35,071	55,856
General and administrative	167,081	335,317

Total operating expenses	202,251	440,187

LOSS FROM OPERATIONS	(163,691)	(309,862)

Other income (expense):
Interest income	-	39
Interest expense	(16,140)	(643)

LOSS BEFORE INCOME TAX	(179,831)	(310,466)

Income tax expense	-	-

NET LOSS	$(179,831)	$(310,466)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(42)	6,546

COMPREHENSIVE LOSS	$(179,873)	$(303,920)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	1,990,759,517	1,871,313,946

See accompanying notes to condensed consolidated financial statements.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(179,831)	$(310,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	393	395
Change in operating assets and liabilities:	-	-
Accounts receivable, trade	(32,295)	(36,906)
Accounts receivable, trade – related parties	-	52,619
Inventories	(9,601)	(1,427)
Prepayments and other receivables	2,900	(5,928)
Accounts payable, trade	(47,111)	386,213
Accounts payable, trade – related parties	-	(420,407)
Other payables and accrued liabilities	13,445	(31,990)

Net cash used in operating activities	(252,100)	(367,897)

Cash flows from investing activities:
Purchase of plant and equipment	-	(38)

Net cash used in investing activities	-	(38)

Cash flows from financing activities:
Net increase in bank overdraft	91	161,292
Advance from a related party	-	1,471,572
Proceeds from notes payable	347,807	-
Repayment to a director	(65,407)	(1,282,183)

Net cash provided by financing activities	282,491	350,681

Effect of exchange rate changes on cash and cash equivalents	15	1,756

NET CHANGE IN CASH AND CASH EQUIVALENTS	30,406	(15,498)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,092	53,863

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,498	$38,365

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,636	$643

See accompanying notes to condensed consolidated financial statements

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common Stock			Accumulated other	Retained earnings	Total
	No. of shares	Amount	Additional paid-in capital	comprehensive income	(accumulated deficit)	stockholders’ deficit

Balance as of April 1, 2009	1,990,759,517	$1,990,759	$550,215	$579	$(4,448,903)	$(1,907,350)

Net loss for the period	-	-	-	-	(179,831)	(179,831)

Foreign currency translation adjustment	-	-	-	(42)	-	(42)

Balance as of June 30, 2009	1,990,759,517	$1,990,759	$550,215	$537	$(4,628,734)	$(2,087,223)

See accompanying notes to condensed consolidated financial statements

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2009
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

In the opinion of management, the consolidated balance sheet as of March 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2009.

NOTE - 2	ORGANIZATION AND BUSINESS BACKGROUND

Eatware, Inc. (the “Company” or “CHSH”) was incorporated in the State of Nevada on January 24, 2005 as Indigo Technologies, Inc. On June 6, 2007, the Company changed its name to “China Shoe Holdings, Inc.”. As discussed further below, on July 20, 2009, the Company further changed its current name to “Eatware, Inc”. The principal activity of CHSH, through its subsidiaries, is mainly engaged in the development and manufacturing of proprietary additives and trading of bio-degradable food containers and packaging products in Hong Kong and the People's Republic of China ("PRC").

On March 31, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (1) Extra Ease Limited (“Extra Ease”) and (2) Eatware Intellectual Properties Limited (“EWIP”), and (3) the shareholders of Extra Ease and EWIP. Pursuant to the Exchange Agreement, the Company agreed to issue a total of 1,871,313,946 shares of its common stock, of which (i) 121,313,946 shares were issued to the shareholder of Extra Ease in exchange for 10,000 shares of Extra Ease, representing 100% of the issued and outstanding common stock of Extra Ease, and (ii) 1,750,000,000 shares were issued to the shareholders of EWIP in exchange for 50,000 shares of EWIP, representing 100% of the issued and outstanding common stock of EWIP. Immediately following completion of the share exchange transaction, Extra Ease and EWIP became the wholly-owned subsidiaries of the Company.

This stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of CHSH whereby Extra Ease and EWIP are deemed to be the accounting acquirers (legal acquirees) and CHSH to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of Extra Ease and EWIP, with the assets and liabilities, and revenues and expenses of the Company being included effective from the date of stock exchange transaction.

On July 22, 2009, the Company filed a Certificate of Change and Certificate of Amendment to its Articles of Incorporation (the “Amended Certificate:”) to change the Company’s name to Eatware, Inc., as well as increase its authorized capital stock to 2,510,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $.001 per share, and 2,500,000,000 shares of common stock, par value $.001 per share. In addition, the Amended Certificate further amends the Articles of Incorporation by effectuating a 1:70 reverse stock split of the shares of common stock issued and outstanding. The changes reflected by the Amended Certificate are effective as of July 20, 2009.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

As of June 30, 2009, details of the Company’s subsidiaries are described below:

Name of subsidiaries	Place and date of incorporation	Particulars of issued/ registered share capital	Principal activities

Extra Ease Limited	British Virgin Islands, January 2, 2008	10,000 issued share of US$1 each	Investments holding

Eatware Global Corp. (“EGC”)	British Virgin Islands, March 31, 2006	1 issued share of US$1 each	Investments holding

EATware Intellectual Properties Limited (“EWIP”)	British Virgin Islands, December 15, 2006	1 issued share of US$1 each	Development of technical know-how and patents

Eatware Far East Limited (“EFEL”)	Hong Kong, January 26, 2007	1 issued share of HK$1 each	Trading of foodwares and containers

Eatware International Limited (“EIL”)	British Virgin Islands, December 15, 2006	1 issued share of US$1 each	Trading of foodwares and packaging products

Rongbao (Nantong) Environmental Co., Ltd (“RBNT”)	The People’s Republic of China, June 22, 2005	US$100,000	Manufacture and development of proprietary additives

Eatware Assets Management Limited	Hong Kong, September 1, 2008	1 issued share of HK$1 each	Investments holding

The Company and its subsidiaries are hereinafter referred to as (the "Company").

NOTE - 3	GOING CONCERN UNCERTAINTY

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the period ended June 30, 2009, the Company incurred a net loss $179,831 with the accumulated deficit of $4,628,734 and suffered from a negative operating cash flow of $252,100. The continuation of the Company is dependent upon the continuing financial support of its shareholders and obtaining short-term financing, generating significant revenue and achieving profitability. As a result, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2009
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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customers’ current credit worthiness and the economic environment. As of June 30, 2009, the Company recorded no allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs mainly represent the cost of raw material of proprietary additives. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2009, no allowance for obsolete inventories was required.

●	Plant and equipment, net

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

Depreciation expense for the three months ended June 30, 2009 and 2008 were $393 and $395, respectively.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

●	Valuation of long-lived assets

Long-lived assets primarily include plant and equipment and intangible assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of June 30, 2009.

●	Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

(a)	Sales of products

Revenue is recognized when products are delivered to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance.

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

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2009
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

In general, assets and liabilities are translated into US$, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ deficit.

Translation of amounts from HK$ and RMB into US$1 has been made at the following exchange rates for the respective period:
	June 30, 2009	June 30, 2008
Period-end RMB:US$1 exchange rate	6.8448	6.8718
Average monthly rates RMB:US$1 exchange rate	6.8399	6.9696
Period end HK$:US$1 exchange rate	7.7504	7.8037
Average monthly rates HK$:US$1 exchange rate	7.7513	7.7997

●	Related parties

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

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (FAS 131) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. During the period ended June 30, 2009 and 2008, the Company operates two reportable segments in Hong Kong and the PRC.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

●	Fair value measurement

Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective April 1, 2009, the Company adopted FAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. FAS 157 establishes a new framework for measuring fair value and expands related disclosures. Effective April 1, 2009, the Company also adopted FASB FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Adoption of the FSP had an insignificant effect on the Company’s financial statements.

FAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, FAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. FAS 157 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.” (“FAS 107”) This FSP requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 for the period ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of FAS 165 did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“FAS 166”). FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification ™ ” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the financial results.

NOTE - 5	ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. For the three months ended June 30, 2009 and 2008, the Company provided the allowance for doubtful accounts of $0 and $7,500 respectively.

NOTE - 6	BANK OVERDRAFT

In July 2009, the Company renewed its overdraft facility with Dah Sing Bank with the additional corporate guarantee from a related company. Under this facility, the Company may borrow up to $167,733 (equivalent to HK$1,300,000) at a rate of 0.5% per annum over Hong Kong prime rate, payable monthly. Weighted average interest rate approximated 5.75% per annum for the three months ended June 30, 2009. This facility is personally guaranteed by Mr. Jonathan W L So, the director of the Company and also guaranteed by a related company which is controlled by Mr. Jonathan W L So, the director of the Company. The overdraft facility will be extended or renewed at the option of the bank.

NOTE - 7	NOTES PAYABLE, UNSECURED

During the first quarter of 2009, the Company received an unsecured non-interest bearing note payable of $38,707 from an unrelated party, with no fixed repayment term. The amount of the imputed interest is insignificant.

Also, the Company obtained the additional unsecured advance of $309,137 from unrelated parties, which carries interest rate of 7% per annum and repayable on demand.

As of June 30, 2009, the aggregate balance of notes payable was amounted to $735,528.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE - 8	AMOUNT DUE TO A DIRECTOR

As of June 30, 2009, $1,137,455 due to a director, Mr. Jonathan W L So represented temporary advances to the Company which was unsecured, interest-free and has no fixed repayment term. The amount of imputed interest is insignificant.

NOTE - 9	INCOME TAXES

For the three months ended June 30, 2009 and 2008, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Three months ended June 30,
	2009	2008
Tax jurisdictions from:
Local	$61,517	$12,952
Foreign	118,314	297,514

Loss before income tax	$179,831	$310,466

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries that operate in various countries: United States of America, British Virgin Islands, Hong Kong and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

CHSH is registered in the State of Nevada and is subjected to United States of America tax law. As of June 30, 2009, the operation in the United States of America did not incur net operating losses available for federal tax purposes, which are available to offset future taxable income.

British Virgin Islands

Under the current laws of the BVI, Extra Ease, EGC, EWIP and EIL are not subject to tax on income.

Hong Kong

EFEL is subject to Hong Kong Profits Tax at the statutory rate of 16.5% and 16.5% on the assessable income for the three months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008, its operating subsidiaries in Hong Kong incurred an operating loss for income tax purposes and were exempted from Hong Kong Profits Tax.

The PRC

The Company’s subsidiary, RBNT operating in the PRC is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified statutory rate of 25%. Under the PRC Income Tax, RBNT is qualified as a foreign investment enterprise and is exempted from income tax for the first two profit making years with a 50% exemption of income tax (that is 30%) for the next three years. For the three months ended June 30, 2009 and 2008, RBNT was exempted from the PRC Income Tax due to the cumulative operating losses.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)
The following table sets forth the significant components of the aggregate net deferred tax assets and liabilities of the Company as of June 30, 2009 and March 31, 2009:

	June 30, 2009	March 31, 2009
Deferred tax liabilities:
Depreciation	$250	$294

Deferred tax assets:
Net operating loss carryforwards	344,956	329,222
Total net deferred tax assets	344,706	328,928
Less: valuation allowance	(344,706)	(328,928)

Net deferred tax assets	$-	$-

As of June 30, 2009 and March 31, 2009, the Company had approximately $2,073,017 and $1,978,796 of the cumulative tax losses which can be carried forward indefinitely to offset future taxable income.

Management believes that it is more likely than not that the deferred tax assets from net operating loss carryforwards will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $344,706 and $328,928 as of June 30, 2009 and March 31, 2009, respectively. During the quarter, the valuation allowance increased by $15,778, primarily relating to net operating loss carryforwards from the foreign tax regimes.

NOTE - 10	RELATED PARTY TRANSACTIONS

		Three months ended June 30,
		2009	2008

Rental charge reimbursed by a related company	(a)	$40,746	$39,907
Consultancy fees paid to a related company	(b)	$-	$19,747

(a)
For the three months ended June 30, 2009 and 2008, the Company leased out some portion of the office premises to and partially reimbursed rental charge by a related company, which is controlled by the director of the Company, at the market price in accordance with the lease agreement in a normal course of business.

(b)
For the three months ended June 30, 2008, the Company paid consultancy service to a related company which is controlled by the director of the Company, at its fair value in a normal course of business.

NOTE - 11	SEGMENT INFORMATION

(a)	Business segment reporting

The Company’s business units have been aggregated into two reportable segments, as defined by FAS 131:

●	Additive Business – sales and manufacture of proprietary additives in the PRC

●	Foodware Business – trading of food containers and packaging products in Hong Kong and overseas

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). The Company had no inter-segment sales for the period ended June 30, 2009 and 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009
	Additive Business	Foodware Business	Total

Operating revenues	$16,035	$212,491	$228,526
Cost of revenues	(13,626)	(176,340)	(189,966)
Gross profit	2,409	36,151	38,560
Depreciation	40	353	393
Net loss	$(2,183)	$(177,648)	$(179,831)

Expenditure for long-lived assets	$-	$-	$-

	Three months ended June 30, 2008
	Additive Business	Foodware Business	Total

Operating revenues	$66,670	$715,300	$781,970
Cost of revenues	(63,717)	(587,928)	(651,645)
Gross profit	2,953	127,372	130,325
Depreciation	39	356	395
Net loss	$(1,493)	$(308,973)	$(310,466)

Expenditure for long-lived assets	$-	$38	$38

(b)	Geographic segment reporting

In respect of geographical segment reporting, sales are based on the country in which the customer is located, as follows:

	Three months ended June 30,
	2009	2008
By regions:
North America	$168,151	$554,419
Asia	42,160	152,192
Europe	11,069	75,359
Others	7,146	-

Total revenue, net	$228,526	$781,970

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)
NOTE - 12	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

The following is a table summarizing the revenue from customers that individually represent greater than 10% of the total revenue for the three months ended June 30, 2009 and 2008 and their outstanding balances at period-end date:

		Three months ended June 30, 2009			June 30, 2009
		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A		$115,566	51%		$46,553
Customer B		34,527	15%		34,631
Customer C		26,125	11%		-

	Total:	$176,218	77%	Total:	$81,184

	Three months ended June 30, 2008		June 30, 2008
	Revenues	Percentage of revenues	Accounts receivable, trade

Customer D	$447,177	57%	$190,651

(b)	Major vendors

The following is a table summarizing the purchase from vendors that individually represent greater than 10% of the total purchase for the three months ended June 30, 2009 and 2008 and their outstanding balances at period-end date:

		Three months ended June 30, 2009			June 30, 2009
		Purchases	Percentage of purchases		Accounts payable, trade

Vendor A		$115,596	59%		$60,925
Vendor B		60,745	31%		47,257

	Total:	$176,341	90%	Total:	$108,182

		Three months ended June 30, 2008			June 30, 2008
		Purchases	Percentage of purchases		Accounts payable, trade

Vendor A		$397,776	61%		$354,327
Vendor B		190,152	29%		76,144

	Total:	$587,928	90%	Total:	$430,471

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2009
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

The Company’s interest-rate risk arises from bank overdraft. Bank overdraft at variable rates exposes the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2009, borrowings under overdraft facility were at variable rates. The interest rates of bank facility are disclosed in Note 6.

NOTE - 13	COMMITMENTS AND CONTINGENCIES

The Company was committed under various non-cancelable operating leases with fixed monthly rentals, due September 2010. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $7,752 and $7,697 for the period ended June 30, 2009 and 2008.

As of June 30, 2009, the Company has future minimum rental payments of $39,255 due under non-cancelable operating leases in the next 12 months.

NOTE - 14	SUBSEQUENT EVENT

On July 20, 2009, the Company further changed its current name to “Eatware, Inc.”

On July 22, 2009, the Company filed a Certificate of Change and Certificate of Amendment to its Articles of Incorporation (the “Amended Certificate:”) to change the Company’s name to Eatware, Inc., as well as increase its authorized capital stock to 2,510,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $.001 per share, and 2,500,000,000 shares of common stock, par value $.001 per share. In addition, the Amended Certificate further amends the Articles of Incorporation by effectuating a 1:70 reverse stock split of the shares of common stock issued and outstanding. The changes reflected by the Amended Certificate are effective as of July 20, 2009.

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

USE OF TERMS

Except as otherwise indicated by the context, references in this Form 10-Q to “CHSH,” “we,” “us,” “our,” “our Company,” or “the Company” are to Eatware, Inc., a Nevada corporation, and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i)“Extra Ease” are to Extra Ease Limited, a limited liability company incorporated in the British Virgin Islands; (ii)“EGC” are to Eatware Global Corp., a limited liability company incorporated in the British Virgin Islands; (iii)“EWIP” are to Eatware Intellectual Properties Limited, a limited liability company incorporated in the British Virgin Islands; (iv)“EFEL” are to Eatware Far East Limited, a limited liability company incorporated in the British Virgin Islands;  (v)“EIL” are to Eatware International Limited, a limited liability company incorporated in the British Virgin Islands;  (vi)“RBNT” are to Rongbao (Nantong) Environmental Co., Ltd., a limited liability company incorporated in the People's Republic of China; (vii)“EAML” are to Eatware Assets Management Limited, a limited liability company incorporated in Hong Kong (viii) “BVI” are to British Virgin Islands; (ix) “PRC” and “China” are to the People's Republic of China; (x) “U.S. dollar,” “$” and “US$” are to United States dollars; (xi) “RMB” are to Yuan of China; (xii) “Securities Act” are to the Securities Act of 1933, as amended; and “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

Our patented technology, combined with the unique additive serve as a high barrier to entry for the Company’s competitors.

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

RESULTS OF OPERATIONS

The following table summarizes the results of our operations during the three months ended June, 30 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2009 to the three months ended June 30, 2008.

All amounts, other than percentages, are in U.S dollars.

	Three months ended June 30,
Item	2009	2008	Increase (Decrease)	% Increase (% Decrease)
Revenues
Sales	$228,526	$781,970	$(553,444)	-70.8%
Cost of Goods Sold	189,966	651,645	(461,679)	-70.8%
Gross profit	38,560	130,325	(91,765)	-70.4%
Operating Expenses
Sales and marketing	99	49,014	(48,915)	-99.8%
Research and development	35,071	55,856	(20,785)	-37.2%
General and administrative	167,081	335,317	(168,236)	-50.2%
Loss from operations	(163,691)	(309,862)	146,171	47.2%
Other income (expense):
Interest income	0	39	(39)	-100.0%
Interest expense	(16,140)	(643)	15,497	2410.1%
Loss before income tax	(179,831)	(310,466)	130,635	42.1%
Income tax expense	0	0	0	0%
Net loss	$(179,831)	$(303,920)	124,089	40.8%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue

Revenue was $0.23 million for the three months ended June 30, 2009 as compared to $0.78 million for the three months ended June 30, 2008, representing a decreased by 70.8%. The dramatic decrease in revenue was mainly attributable to the discontinuance of a distributor agreement with a major customer due to unfavorable business term. Management believes that the termination of the distributor agreement would eventually bring the Company a higher profitability in the long run. Moreover, management has already taken appropriate actions with some degree of success in securing new customers and increasing the Company’s revenue in the future.

Cost of Revenue and Gross Profit

Cost of revenue and gross profit were respectively $0.19 million and $0.04 million for the three months ended June 30, 2009 as compared to $0.65 million and $0.13 million for the three months ended June 30, 2008, representing a decrease by 70.8% and 70.4% respectively. The decrease in gross profit was mainly due to the discontinuance of a distributor agreement with a major customer as discussed above when comparing with the corresponding period of June 30, 2008.

Research and Development Expenses

For the three months ended June 30, 2009, research and development expenses decreased by $0.02 million, or 37.2% over the prior year period.  The decrease was due primarily to a lesser expense in machine testing, research and development.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.05 million, or 99.8% for the three months ended June 30, 2009 compared to the prior year period.  The decrease in sales and marketing expenses was mainly attributable to a reduction of exhibition costs.  During the three months ended June 30, 2009, we have adjusted our marketing strategy to co-hosting exhibitions with our distributors instead of attending on our own.  This new strategy reduces our sales and marketing expenses when compared to the same period of year 2008.

General and Administrative Expenses

General and administrative expenses decreased by $0.17 million, or 50.2% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease in general and administrative expenses can be attributed to a reduction in salary expenses and our strengthened cost control, which resulted in reduction of general and administrative expenses such as travel expenses, entertainment expenses etc..

Income Tax Expenses

Eatware, Inc. is subject to United States federal income tax rate. No provision for income taxes in the United States has been made as the Company had no United States taxable income during the three months ended June 30, 2009.

Our subsidiaries, Extra Ease Limited (“Extra Ease”), Eatware Global Corp. (“EGC”), Eatware Intellectual Properties Limited (“EWIP”), and Eatware International Limited (“EIL”) was incorporated in the British Virgin Islands and, under the current laws of the BVI, is not subject to income taxes.

Eatware Far East Limited (“EFEL”) and Eatware Assets Management Limited (“EAML”), subsidiaries of the Company which operate in Hong Kong, are subject to Hong Kong corporate income tax.  However, EFEL and EAML had no Hong Kong taxable income during the three months ended June 30, 2009.

Rongbao (Nantong) Environmental Co., Ltd. (“RBNT”), a subsidiary of the Company, which operates in the PRC, is subject to the PRC state and local enterprise income tax.  However, RBNT had no PRC taxable income during the three months ended June 30, 2009.

Net Loss

Net loss was $0.18 million for the three months ended June 30, 2009 as compared to a net loss of $0.31 million for the three months ended June 30, 2008. The decrease in net loss was mainly attributable to reduction of our sales and marketing expenses and general and administrative expenses.

Liquidity and Capital Resources

Cash Flows

All amounts in U.S. dollars	Three Months Ended June 30,
	2009	2008
Net cash used in operating activities	$(252,100)	$(367,897)
Net cash used in investing activities	-	(38)
Net cash provided by financing activities	282,491	350,681
Foreign currency translation adjustments	15	1,756

Net increase (decrease) in cash and cash equivalents	$30,406	$(15,498)

Operating Activities:

Net cash used in operating activities was $0.25 million for the three months ended June 30, 2009, as compared with net cash provided by operating activities of $0.37 million for the corresponding period in 2008. The change of net cash used in operating activities was mainly due to the decrease of net loss of approximately $0.13 million.

Investing Activities:

Net cash used in investing activities for the three months ended June 30, 2009 was $0.  The net cash used in investing activities for the same period in 2008 was $38.

Financing Activities:

Net cash provided by financing activities in the three months ended June 30, 2009 totaled $0.28 million due mainly to proceeds from notes payable of $0.35 million offset by repayment to a director of $0.07 million. Net cash provided by financing activities in the three months ended June 30, 2008 was $0.35 million due mainly to advance from a related party of $1.47 million offset by repayment to a director of $1.28 million.

Short Term Bank Borrowings:

None.

Going Concern

The financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the six months ended June 30, 2009, the Group had incurred a net loss of $0.18 million and the Company has incurred losses over the past several quarters. Management has taken certain action and continues to implement changes designed to improve the Group’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies on sales and marketing expansion.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. Wu, Man-Shing, the Company’s Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2009.  Based upon that evaluation, the Company’s  Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2009.  Based on that evaluation, our Chief Executive Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 1A RISKS FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Exhibit Number	Description

31.1	Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302(1)
31.2	Certification by Principal Financial Officer pursuant to Sarbanes Oxley Section 302(1)

32.1	Certification by Principal Executive Officer a pursuant to 18 U.S.C. Section 1350(1)
32.2	Certification by Principal Financial Officer a pursuant to 18 U.S.C. Section 1350(1)

(1) Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14 day of August, 2009.

EATWARE, INC.

By:	/s/ Wu, Man Shing
Wu, Man Shing
Chief Executive Officer
Principal Executive Officer

By:	/s/ So, Jonathan W.L
So, Jonathan W.L
Chief Financial Officer
Principal Accounting and Financial Officer