Form 10-Q
period 2009-09-30
Eatware, Inc.
filed 2009-11-17
CIK 1364622

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑   No☐

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer☐	Smaller Reporting Company ☑

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

There were 1,990,759,517 shares of Common Stock outstanding as of October 26, 2009.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2009 and March 31, 2009	F-2

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Six Months ended September 30, 2009 and 2008	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30, 2009 and 2008	F-4

Condensed Consolidated Statement of Stockholders’ Deficit for the Six Months ended September 30, 2009	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-19

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,867	$5,092
Accounts receivable, trade	121,741	142,515
Inventories	8,876	3,243
Prepayment and other receivables	51,641	56,944

Total current assets	194,125	207,794

Non-current assets:
Intangible assets, net	-	-
Plant and equipment, net	2,940	3,726

TOTAL ASSETS	$197,065	$211,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$167,058	$167,553
Accounts payable, trade	133,227	218,163
Notes payable, unsecured	769,726	374,169
Amount due to a director	1,158,156	1,202,847
Other payables and accrued liabilities	256,831	156,138

Total current liabilities	2,484,998	2,118,870

TOTAL LIABILITIES	2,484,998	2,118,870

Stockholders’ deficit:
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 1,990,759,517 shared issued and outstanding as of September 30, 2009 and March 31, 2009	1,990,759	1,990,759
Additional paid-in capital	550,215	550,215
Accumulated other comprehensive income	603	579
Accumulated deficit	(4,829,510)	(4,448,903)

Total stockholders’ deficit	(2,287,933)	(1,907,350)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$197,065	$211,520

See accompanying notes to condensed consolidated financial statements.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

REVENUES, NET	$139,240	$835,208	$367,766	$1,617,178

COST OF REVENUES	(121,956)	(612,360)	(311,922)	(1,264,005)

GROSS PROFIT	17,284	222,848	55,844	353,173

Operating expenses:
Sales and marketing	(1,030)	(48,233)	(1,129)	(97,247)
Research and development	-	(42,520)	(35,071)	(98,376)
General and administrative	(202,009)	(372,951)	(369,090)	(708,268)

Total operating expenses	(203,039)	(463,704)	(405,290)	(903,891)

LOSS FROM OPERATIONS	(185,755)	(240,856)	(349,446)	(550,718)

Other income (expense):
Interest income	1	4	1	43
Interest expense	(15,022)	(3,381)	(31,162)	(4,024)

LOSS BEFORE INCOME TAX	(200,776)	(244,233)	(380,607)	(554,699)

Income tax expense	-	-	-	-

NET LOSS	$(200,776)	$(244,233)	$(380,607)	$(554,699)

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	66	(9,563)	24	(3,017)

COMPREHENSIVE LOSS	$(200,710)	$(253,796)	$(380,583)	$(557,716)

Net loss per share – Basic and diluted	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding – Basic and diluted	1,990,759,517	1,990,759,517	1,990,759,517	1,990,759,517

See accompanying notes to condensed consolidated financial statements.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(380,607)	$(554,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	786	842
Allowance for doubtful accounts	-	7,500
Change in operating assets and liabilities:
Accounts receivable, trade	20,773	52,620
Accounts receivable, trade – related parties	-	52,618
Inventories	(5,632)	(7,417)
Prepayments and other receivables	5,303	(36,338)
Accounts payable, trade	(84,931)	225,625
Accounts payable, trade – related parties	-	(420,396)
Other payables and accrued liabilities	126,579	(63,884)

Net cash used in operating activities	(317,729)	(743,529)

Cash flows from investing activities:
Purchase of plant and equipment	-	(1,263)

Net cash used in investing activities	-	(1,263)

Cash flows from financing activities:
Net change in bank overdraft	(497)	160,737
Advance from a related party	-	1,462,804
Proceeds from notes payable	369,617	-
Repayment to a director	(44,709)	(866,065)

Net cash provided by financing activities	324,411	757,476

Effect of exchange rate changes on cash and cash equivalents	93	1,880

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,775	14,564

BEGINNING OF PERIOD	5,092	53,863

END OF PERIOD	$11,867	$68,427

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$5,266	$4,024

See accompanying notes to condensed consolidated financial statements.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common Stock		Additional	Accumulated other comprehensive	Retained earnings (accumulated	Total stockholders’
	No. of shares	Amount	paid-in capital	income	deficit)	deficit

Balance as of April 1, 2009	1,990,759,517	$1,990,759	$550,215	$579	$(4,448,903)	$(1,907,350)

Net loss for the period	-	-	-	-	(380,607)	(380,607)

Foreign currency translation adjustment	-	-	-	24	-	24

Balance as of September 30, 2009	1,990,759,517	$1,990,759	$550,215	$603	$(4,829,510)	$(2,287,933)

See accompanying notes to condensed consolidated financial statements

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of March 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2009.

NOTE - 2	ORGANIZATION AND BUSINESS BACKGROUND

Eatware, Inc. (the “Company” or “CHSH”) was incorporated in the State of Nevada on January 24, 2005 as Indigo Technologies, Inc. On June 6, 2007, CHSH changed its name to “China Shoe Holdings, Inc.” On July 20, 2009, the Company further changed its current name to “Eatware, Inc.” The principal activity of CHSH, through its subsidiaries, is mainly engaged in the development and manufacturing of proprietary additives and trading of bio-degradable food containers and packaging products in Hong Kong and the People's Republic of China ("PRC").

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

This stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of CHSH whereby Extra Ease and EWIP, as a combined entity is deemed to be the accounting acquirer (legal acquiree) and CHSH to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of Extra Ease and EWIP, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

As of September 30, 2009, details of the Company’s subsidiaries are described below:

Name of subsidiaries	Place and date of incorporation	Particulars of issued/ registered share capital	Principal activities

Extra Ease Limited (“Extra Ease”)	British Virgin Islands, January 2, 2008	10,000 issued share of US$1 each	Investment holding

Eatware Global Corp. (“EGC”)	British Virgin Islands, March 31, 2006	1 issued share of US$1 each	Investment holding

Eatware Intellectual Properties Limited (“EWIP”)	British Virgin Islands, December 15, 2006	1 issued share of US$1 each	Development of technical know-how and patents

Eatware Far East Limited (“EFEL”)	Hong Kong, January 26, 2007	1 issued share of HK$1 each	Trading of foodwares and containers

Eatware International Limited (“EIL”)	British Virgin Islands, December 15, 2006	1 issued share of US$1 each	Trading of foodwares and packaging products

Rongbao (Nantong) Environmental Co., Ltd (“RBNT”)	The People’s Republic of China, June 22, 2005	US$100,000	Manufacture and development of proprietary additives

Eatware Assets Management Limited (“EAML”)	Hong Kong, September 1, 2008	1 issued share of HK$1 each	Investment holding

The Company and its subsidiaries are hereinafter referred to as (the "Company").

NOTE - 3	GOING CONCERN UNCERTAINTY

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the six months ended September 30, 2009, the Company has incurred a net loss of $380,607 and experienced negative cash flows from operations of $317,729 with an accumulated deficit of $4,829,510 as of that date. The continuation of the Company as a going concern through September 30, 2010 is dependent upon the continued financial support from its stockholders and overdraft facility. The Company is currently pursuing the additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE - 4	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of CHSH and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable, trade

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customers’ current credit worthiness and the economic environment. As of September 30, 2009, the Company recorded no allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs mainly represent the cost of raw material of proprietary additives. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2009, no allowance for obsolete inventories was required.

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

Depreciation expense for the three months ended September 30, 2009 and 2008 were $393 and $447, respectively.

Depreciation expense for the six months ended September 30, 2009 and 2008 were $786 and $842, respectively.

●	Valuation of long-lived assets

Long-lived assets primarily include plant and equipment and intangible assets. In accordance with the provisions of Accounting Standards Codification ("ASC") ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of September 30, 2009.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Revenue recognition

In accordance with the ASC Topic 605, "Revenue Recognition", the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

(b)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the six months ended September 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and Hong Kong and is subject to taxes in these jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authorities.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Comprehensive loss

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying condensed consolidated statements of stockholder’s deficit consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

In general, assets and liabilities are translated into US$, in accordance ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ deficit.

Translation of amounts from HK$ and RMB into US$1 has been made at the following exchange rates for the respective period:
	September 30, 2009	September 30, 2008
Period-end RMB:US$1 exchange rate	6.838	6.855
Average monthly rates RMB:US$1 exchange rate	6.841	6.911
Period end HK$:US$1 exchange rate	7.750	7.770
Average monthly rates HK$:US$1 exchange rate	7.752	7.800

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. During the six months ended September 30, 2009 and 2008, the Company operates two reportable segments in Hong Kong and the PRC.

●	Fair value measurement

ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. ASC Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s condensed consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the quarter ended September 30, 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company adopted ASC Topic 855-10, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the quarter ended September 30, 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

NOTE - 5	ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. For the six months ended September 30, 2009 and 2008, the Company provided the allowance for doubtful accounts of $0 and $7,500 respectively.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 6	BANK OVERDRAFT

In July 2009, the Company renewed its overdraft facility with Dah Sing Bank with the additional corporate guarantee from a related company. Under this facility, the Company may borrow up to $167,733 (equivalent to HK$1,300,000) at a rate of 0.5% per annum over Hong Kong prime rate, payable monthly. Weighted average interest rate approximated 5.75% per annum for the six months ended September 30, 2009. This facility is personally guaranteed by Mr. So, Jonathan W.L., the director of the Company and also guaranteed by a related company which is controlled by Mr. So, Jonathan W.L., the director of the Company. The overdraft facility will be extended or renewed at the option of the bank.

NOTE - 7	NOTES PAYABLE, UNSECURED

As of September 30, 2009, the aggregate notes payable of $769,726 included the following:

(i)	$700,223 note payable due to an unrelated party, Swiftasset Holding Limited, which carries interest rate of 7% per annum, unsecured and no fixed term of repayment; and

(ii)	$30,795 note payable due to an unrelated party, Mr. Liu Kwok Keung, which carries interest rate of 7% per annum, unsecured and no fixed term of repayment; and

(iii)	$38,708 note payable due to an unrelated party, Profit Way Industrial Limited, which is unsecured, interest-free and no fixed term of repayment. The amount of the imputed interest is insignificant.

NOTE - 8	AMOUNT DUE TO A DIRECTOR

As of September 30, 2009, $1,158,156 due to a director, Mr. So, Jonathan W.L. represented temporary advances to the Company which was unsecured, interest-free and has no fixed repayment term. The amount of imputed interest is insignificant.

NOTE - 9	INCOME TAXES

For the six months ended September 30, 2009 and 2008, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Six months ended September 30,
	2009	2008
Tax jurisdictions from:
- Local	$203,865	$21,760
- Foreign	176,742	532,939

Loss before income tax	$380,607	$554,699

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries that operate in various countries: United States of America, British Virgin Islands, Hong Kong and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

CHSH is registered in the State of Nevada and is subjected to United States of America tax law. As of September 30, 2009, the operation in the United States of America did not incur net operating losses available for federal tax purposes, which are available to offset future taxable income.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

British Virgin Islands

Under the current laws of the BVI, Extra Ease, EGC, EWIP and EIL are not subject to tax on income.

Hong Kong

EFEL is subject to Hong Kong Profits Tax at the statutory rate of 16.5% and 16.5% on the assessable income for the six months ended September 30, 2009 and 2008, respectively. For the six months ended September 30, 2009 and 2008, its operating subsidiaries in Hong Kong incurred an operating loss for income tax purposes and were exempted from Hong Kong Profits Tax.

The PRC

The Company’s subsidiary, RBNT operating in the PRC is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China (“PRC Income Tax Law”), at a unified statutory rate of 25%. Under the PRC Income Tax Law, RBNT is qualified as a foreign investment enterprise and is exempted from income tax for the first two profit making years with a 50% exemption of income tax (that is 30%) for the next three years. For the six months ended September 30, 2009 and 2008, RBNT was exempted from the PRC Income Tax due to the cumulative operating losses.

The following table sets forth the significant components of the aggregate net deferred tax assets and liabilities of the Company as of September 30, 2009 and March 31, 2009:

	September 30, 2009	March 31, 2009

Deferred tax liabilities:
Depreciation	$786	$294

Deferred tax assets:
Net operating loss carryforwards	354,902	329,222
Total net deferred tax assets	354,116	328,928
Less: valuation allowance	(354,116)	(328,928)

Net deferred tax assets	$-	$-

As of September 30, 2009 and March 31, 2009, the Company had approximately $2,131,446 and $1,978,796 of the cumulative tax losses which can be carried forward indefinitely to offset future taxable income.

Management believes that it is more likely than not that the deferred tax assets from net operating loss carryforwards will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $354,116 and $328,928 as of September 30, 2009 and March 31, 2009, respectively. During the six months ended September 30, 2009, the valuation allowance increased by $25,188, primarily relating to net operating loss carryforwards from the foreign tax regimes.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 10	RELATED PARTY TRANSACTIONS

		Six months ended September 30,
		2009	2008

Rental charge reimbursed by a related company	(a)	$77,480	$82,910
Consultancy fees paid to a related company	(b)	$-	$50,479

(a)
For the six months ended September 30, 2009 and 2008, the Company leased out some portion of the office premises to and partially reimbursed rental charge by a related company, which is controlled by the director of the Company, at the market price in accordance with the lease agreement in a normal course of business.

(b)
For the six months ended September 30, 2008, the Company paid consultancy service to a related company which is controlled by the director of the Company, at its fair value in a normal course of business.

NOTE - 11	SEGMENT INFORMATION

(a)         Business segment reporting

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

●	Additive Business – sales and manufacture of proprietary additives in the PRC

●	Foodware Business – trading of food containers and packaging products in Hong Kong and overseas

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). The Company had no inter-segment sales for the six months ended September 30, 2009 and 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009
	Additive Business	Foodware Business	Total

Operating revenues	$6,166	$133,074	$139,240
Cost of revenues	(5,561)	(116,395)	(121,956)
Gross profit	605	16,679	17,284
Depreciation	41	352	393
Net loss	$(3,595)	$(197,181)	$(200,776)

Expenditure for long-lived assets	$-	$-	$-

	Three months ended September 30, 2008
	Additive Business	Foodware Business	Total

Operating revenues	$36,812	$798,396	$835,208
Cost of revenues	(35,421)	(576,939)	(612,360)
Gross profit	1,391	221,457	222,848
Depreciation	41	406	447
Net loss	$(3,103)	$(241,130)	$(244,233)

Expenditure for long-lived assets	$-	$1,225	$1,225

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the six months ended September 30, 2009 and 2008:

	Six months ended September 30, 2009
	Additive Business	Foodware Business	Total

Operating revenues	$22,201	$345,565	$367,766
Cost of revenues	(19,187)	(292,735)	(311,922)
Gross profit	3,014	52,830	55,844
Depreciation	81	705	786
Net loss	$(5,778)	$(374,829)	$(380,607)

Expenditure for long-lived assets	$-	$-	$-

	Six months ended September 30, 2008
	Additive Business	Foodware Business	Total

Operating revenues	$103,482	$1,513,696	$1,617,178
Cost of revenues	(99,138)	(1,164,867)	(1,264,005)
Gross profit	4,344	348,829	353,173
Depreciation	80	762	842
Net loss	$(4,596)	$(550,103)	$(554,699)

Expenditure for long-lived assets	$-	$1,263	$1,263

(b)         Geographic segment reporting

In respect of geographical segment reporting, sales are based on the country in which the customer is located, as follows:
	Six months ended September 30,
	2009	2008
By regions:
North America	$248,538	$1,213,795
Asia	74,364	263,114
Europe	17,216	87,952
Others	27,648	52,317

Total revenue, net	$367,766	$1,617,178

NOTE - 12	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

The following is a table summarizing the revenue from customers that individually represent more than 10% of the Company’s revenue for the three months ended September 30, 2009 and 2008 and their outstanding balances at period-end date:

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended September 30, 2009			September 30, 2009
	Revenues	Percentage of revenues		Accounts receivable, trade

Customer A	$25,582	18%		$2,573
Customer B	32,673	23%		33,783
Customer C	22,906	16%		2,076

Total:	$81,161	57%	Total:	$38,432

For the three months ended September 30, 2008, one customer represented more than 10% of the Company’s revenue. This customer accounts for 59% of the Company’s revenue amounting to $494,918, with $106,095 of accounts receivable.

The following is a table summarizing the revenue from customers that individually represent more than 10% of the Company’s revenue for the six months ended September 30, 2009 and 2008 and their outstanding balances at period-end date:

	Six months ended September 30, 2009			September 30, 2009
	Revenues	Percentage of revenues		Accounts receivable, trade

Customer A	$141,148	38%		$2,573
Customer B	67,200	18%		33,783
Customer C	49,031	13%		2,076

Total:	$257,379	69%	Total:	$38,432

For the six months ended September 30, 2008, one customer represented more than 10% of the Company’s revenue. This customer accounts for 58% of the Company’s revenue amounting to $942,095, with $106,095 of accounts receivable.

(b)         Major vendors

The following is a table summarizing the purchase from vendors that individually represent more than 10% of the Company’s purchase for the three months ended September 30, 2009 and 2008 and their outstanding balances at period-end date:

	Three months ended September 30, 2009			September 30, 2009
	Purchases	Percentage of purchases		Accounts payable, trade

Vendor A	$72,655	64%		$28,895
Vendor B	36,586	32%		58,120

Total:	$109,241	96%	Total:	$87,015

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended September 30, 2008			September 30, 2008
	Purchases	Percentage of purchases		Accounts payable, trade

Vendor A	$376,394	61%		$219,776
Vendor B	200,545	33%		105,780

Total:	$576,939	94%	Total:	$325,556

The following is a table summarizing the purchase from vendors that individually represent more than 10% of the Company’s purchase for the six months ended September 30, 2009 and 2008 and their outstanding balances at period-end date:

	Six months ended September 30, 2009			September 30, 2009
	Purchases	Percentage of purchases		Accounts payable, trade

Vendor A	$188,251	60%		$28,895
Vendor B	97,331	31%		58,120

Total:	$285,582	91%	Total:	$87,015

	Six months ended September 30, 2008			September 30, 2008
	Purchases	Percentage of purchases		Accounts payable, trade

Vendor A	$774,170	61%		$219,776
Vendor B	390,697	31%		105,780

Total:	$1,164,867	92%	Total:	$325,556

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

The Company’s interest-rate risk arises from bank overdraft. Bank overdraft at variable rates exposes the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2009, borrowings under overdraft facility were at variable rates. The interest rates of bank facility are disclosed in Note 6.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 13	COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company was committed under various non-cancelable operating leases with fixed monthly rentals, due September 2010. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $15,502 and $8,164 for the six months ended September 30, 2009 and 2008.

As of September 30, 2009, the Company has future minimum rental payments of $128,766 due under non-cancelable operating leases in the next 12 months.

NOTE - 14	SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 17, 2009, the date the financial statements were issued, and there were no subsequent events which impacted the Company’s financial position or results of operations as of September 30, 2009 or which required disclosure.

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

OVERVIEW

We conduct our operations through our wholly owned subsidiaries, EWIP and Extra Ease and its subsidiaries – EGC, Eatware Asset Management Ltd., Eatware Far East Ltd., Eatware International Ltd., and Rongbao (Nantong) Environmental Co. Ltd. (collectively referred to as “EGC”).  On September 15, 2009, a new subsidiary of Extra Ease was formed.  The name of this subsidiary is Eatware Hong Kong Limited (EWHK) and the company name took effect from October 5, 2009. Eatware Hong Kong Limited entered into a licensing agreement with EWIP to be a licensor of the Group’s technologies to external parties. Extra Ease, EGC and EWIP are collectively referred to as “Eatware” or the “Group”.  We primarily engage in the marketing and trading of environmentally safe food packaging products and additives. Our objective is to establish ourselves as a leading brand of high quality bio-based food packaging products. We are also looking into opportunities of licensing our technology, intellectual properties and trademarks to licensed factories for producing Eatware products and collect royalty for additional income source.

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

RESULTS OF OPERATIONS

The following table summarizes the results of our operations during the three months ended September 30, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2009 to the three months ended September 30, 2008.

All amounts, other than percentages, are in U.S dollars

	Three months ended September 30,
Item	2009	2008	Increase (Decrease)	% Increase (% Decrease)

Revenues, net	$139,240	835,208	$(695,968)	-83.3%
Cost of revenues	121,956	612,360	(490,404)	-80.1%
Gross profit	17,284	222,848	(205,564)	-92.2%
Operating expenses
Sales and marketing	1,030	48,233	(47,203)	-97.9%
Research and development	0	42,520	(42,520)	-100.0%
General and administrative	202,009	372,951	(170,942)	-45.8%
Loss from operations	(185,755)	(240,856)	55,101	22.9%
Other income (expense):
Interest income	1	4	(3)	-75.0%
Interest expense	(15,022)	(3,381)	11,641	344.3%
Loss before income tax	(200,776)	(244,233)	43,457	17.8%
Income tax expense	0	0	0	0%
Net loss	$(200,776)	$(244,233)	43,457	17.8%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue

Revenue was $0.14 million for the three months ended September 30, 2009 as compared to $0.84 million for the three months ended September 30, 2008, representing a decreased by 83.3%. The dramatic decrease in revenue was mainly attributable to the discontinuance of a distributor agreement with a major customer due to unfavorable business term. Management believes that the termination of the distributor agreement would eventually bring the Company a higher profitability in the long run.

Cost of Revenue and Gross Profit

Cost of revenue and gross profit were respectively $0.12 million and $0.02 million for the three months ended September 30, 2009 as compared to $0.61 million and $0.22 million for the three months ended September 30, 2008, representing a decrease by 80.1% and 92.2% respectively. The decrease in gross profit was mainly due to the discontinuance of a distributor agreement with a major customer as discussed above when comparing with the corresponding period of 2008.

Research and Development Expenses

For the three months ended September 30, 2009, research and development expenses decreased by $0.04 million, or 100% over the prior year period.  The decrease was due primarily to a lesser expense in machine testing, research and development.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.04 million, or 97.9% for the three months ended September 30, 2009 compared to the prior year period.  The decrease in sales and marketing expenses was mainly attributable to a reduction of exhibition costs.  During the three months ended September 30, 2009, we have adjusted our marketing strategy to co-hosting exhibitions with our distributors instead of attending on our own.  This new strategy reduces our sales and marketing expenses when compared to the same period of year 2008.

General and Administrative Expenses

General and administrative expenses decreased by $0.17 million, or 45.8% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease in general and administrative expenses can be attributed to a reduction in salary expenses and our strengthened cost control, which resulted in reduction of general and administrative expenses such as travel expenses, entertainment expenses etc..

Income Tax Expenses

Eatware, Inc. is subject to United States federal income tax rate. No provision for income taxes in the United States has been made as the Company had no United States taxable income during the three months ended September 30, 2009.

Our subsidiaries, Extra Ease Limited (“Extra Ease”), Eatware Global Corp. (“EGC”), Eatware Intellectual Properties Limited (“EWIP”), and Eatware International Limited (“EIL”) was incorporated in the British Virgin Islands and, under the current laws of the BVI, is not subject to income taxes.

Eatware Far East Limited (“EFEL”) and Eatware Assets Management Limited (“EAML”), and Eatware Hong Kong Limited (“EWHK”) subsidiaries of the Company which operate in Hong Kong, are subject to Hong Kong corporate income tax.  However, EFEL and EAML had no Hong Kong taxable income during the three months ended September 30, 2009.

Rongbao (Nantong) Environmental Co., Ltd. (“RBNT”), a subsidiary of the Company, which operates in the PRC, is subject to the PRC state and local enterprise income tax.  However, RBNT had no PRC taxable income during the three months ended September 30, 2009.

Net Loss

Net loss was $0.20 million for the three months ended September 30, 2009 as compared to a net loss of $0.24 million for the three months ended September 30, 2008. The decrease in net loss was mainly attributable to reduction of our sales and marketing expenses and general and administrative expenses.

Liquidity and Capital Resources

Cash Flows

All amounts in U.S. dollars	Six Months Ended September 30,
	2009	2008
Net cash used in operating activities	$(317,729)	$(743,529)
Net cash used in investing activities	-	(1,263)
Net cash provided by financing activities	324,411	757,476
Foreign currency translation adjustments	93	1,880

Net increase in cash and cash equivalents	$6,775	$14,564

Operating Activities:

Net cash used in operating activities was $0.32 million for the six months ended September 30, 2009, as compared with net cash provided by operating activities of $0.74 million for the corresponding period in 2008. The change of net cash used in operating activities was mainly due to the decrease of accounts payable, trade – related parties of approximately $0.42 million.

Investing Activities:

Net cash used in investing activities for the six months ended September 30, 2009 was $0.  The net cash used in investing activities for the same period in 2008 was $1,263.

Financing Activities:

Net cash provided by financing activities in the six months ended September 30, 2009 totaled $0.32 million due mainly to proceeds from notes payable of $0.37 million offset by repayment to a stockholder of $0.04 million. Net cash provided by financing activities in the six months ended September 30, 2008 was $0.76 million due mainly to advance from a related party of $1.47 million offset by repayment to a director of $0.87 million.

Short Term Bank Borrowings:

The Company has an overdraft financing facility with Dah Sing Bank.  The facility has an overdraft limit of $0.17 million. The interest rate of this facility is Dah Sing Bank’s prime rate plus 0.5% pa.  Currently Dah Sing Bank’s prime rate is at 5.25% pa, making the interest rate of this facility 5.75% pa.

Going Concern

The financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to the Company's continuous loss and deteriorating current ratio substantial doubt to continue as a going concern is raised, this will be dependent upon the Company’s ability to meet its financing requirements and the success of its future operations.

For the six months ended September 30, 2009, the Group had incurred a net loss of $0.38 million and the Company has incurred losses over the past several quarters. Management has taken certain action and continues to implement changes designed to improve the Group’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives, such as reduction of Company’s salary expense, reduction of travel and entertainment expenses.  Other actions involved focusing on the most profitable part of the Company products line, reviewing pricing structure and adding customized products developments’ solutions. Moreover, the Company also adjusted its new marketing strategy to co-hosting exhibitions with our distributors instead of attending on our own, thereby significantly reduces our sales and marketing expenses.  The Company believes that this new marketing strategy is a more cost effective way for the Company’s sales and marketing expansion.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations.

On a long-term basis, our liquidity will be dependent on establishing profitable operations, collection of accounts receivable, additional infusions of capital and additional financing. If necessary, we may raise capital through an equity or debt offering. The funds raised from those offerings will be used to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. Wu, Man-Shing, the Company’s Chief Executive Officer and Mr. So, Jonathan W.L., the Company’s Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2009.  Based upon that evaluation, the Company’s  Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Principal Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2009.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting

PART II OTHER INFORMATION

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

ITEM 1A RISKS FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of November, 2009.

EATWARE, INC.

By:	/s/ Wu, Man Shing
Wu, Man Shing
Chief Executive Officer
Principal Executive Officer

By:	/s/ Wu, Man Shing
Wu, Man Shing
Interim Chief Financial Officer
Principal Accounting and Financial Officer