Form 10-K/A
period 2009-03-31
Eatware, Inc.
filed 2009-12-03
CIK 1364622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

INDEX

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

Our Products

Eatware products are 100% organic, chemical-free biodegradable foodservice packaging product.  Features of the products include being oil, water, heat resistant, microwave and oven safe. EWIP also invented what management believes to be the world’s first 100% organic additive - Eatplus ® , comprised of a modified starch. While other food packaging competitive products can take over 200 years to decompose and have contributed to massive landfills across the globe, Eatware products are designed to decompose in the soil within 180 days and can disperse in water within two weeks.  Eatplus ® enhances the products making them sturdy, yet 100% biodegradable.

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

Industry

Based on industry studies, management believes that the annual spending on foodservice disposable packaging is approximately $12 billion in the U.S. and will reach 14.4 billion in year 2009. ( source: http://www.allbusiness.com/specialty-businesses/860475-1.html ) The Company believes that of the foodservice disposables purchased in the U.S. by quick-service restaurants and other institutions, approximately 45% are made of coated or plastic laminated paper and 55% are made of non-paper materials such as plastic, polystyrene or foil.

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

As a result, many municipalities have enacted efforts, regulations and laws to curb or ban the use of EPS products, such as polystyrene. In fact, over 100 cities in the US have banned polystyrene in some empirical form ( source: http://earth911.com/blog/2008/06/23/stroyfoam-bans-here-to-stay/ ). In Oakland, CA, for instance, recently banned the use of polystyrene foam (such as Styrofoam) disposable food service ware for all food vendors ( source: Ordiance No. 07-004http://www.ci.emeryville.ca.us/community/environment/pdf/foodware_ordinance.pdf )

In our disposable society, though, it is difficult to ban disposable products altogether.  Fast food restaurants, households with young children, hospitals, school cafeterias and other facilities concerned with the spread of food-borne disease attest to the need for disposable food containers.   Add to this the additional energy, water and detergents needed to wash permanent-ware and it becomes clear that a disposable eco-friendly alternative is needed around the world.  The dilemma, of course, is in choosing a disposable container that is effective, cost efficient, and minimizes damage to the environment. Management believes that Eatware products fulfill this need.

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

Third  parties may infringe upon our patents,  new products  that we develop  may not be  covered  by our patents  and we could  suffer an adverse determination in a patent infringement proceeding, which could allow our competitors to duplicate our products  without having  incurred the research and development  costs we have  incurred  and  therefore  allow them to produce  and market those products more profitably

Our ability to compete effectively with conventional  packaging  will depend,  in part, on our ability to protect our proprietary rights to our technology.  Although the Company endeavors to protect our licensed technology through, among other things, U.S. and foreign patents, the duration of these patents is limited and the patents and patent applications licensed to us may not be sufficient to protect our technology.  We also rely on trade secrets and proprietary know-how that we try to protect in part by confidentiality agreements with employees and consultants. These agreements have limited terms and these agreements may be breached, we may not have adequate remedies for any breach and our competitors may learn our trade secrets or independently develop them.  It is necessary for us to litigate from time to time to enforce patents issued or licensed to us, to protect our trade secrets or know-how and to determine the enforceability, scope and validity of the proprietary rights of others

We believe that we own or have the rights to use all of the technology that we expect to incorporate into Eatware products, but an adverse determination in litigation or infringement proceedings to which we are or may become a party could subject us to significant liabilities and costs to third parties or require us to seek licenses from third parties.  Although patent and intellectual property disputes are often settled through licensing or similar arrangements, costs associated with those arrangements could be substantial and could include ongoing royalties.  Furthermore, we may not obtain the necessary licenses on satisfactory terms or at all. We could  incur  substantial  costs attempting to enforce our licensed patents against third party infringement,  or the  unauthorized  use of our  trade  secrets  and  proprietary  know-how  or in defending ourselves against claims of infringement by others. Accordingly, if we suffered an adverse determination in a judicial or administrative proceeding or failed to obtain necessary licenses, it would prevent us from manufacturing or licensing others to manufacture some of our products.

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

In particular, on 8 August 2006, six PRC regulatory bodies (including MOFCOM and the China Security and Regulatory Commission (“CSRC”)) jointly promulgated the new “Regulations on Foreign Investors Merging with or Acquiring Domestic Enterprises”, which took effect on 8 September 2006 (“2006 M&A Rules”). The 2006 M&A Rules regulate,  inter alia , the acquisition of PRC domestic companies by foreign investors.

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

Our production facilities in the PRC will be subject to environmental laws and regulations imposed by the PRC authorities, inter alia , in respect of air protection, waste management and water protection. In the event stricter rules are imposed on air protection, waste management and water protection by the PRC authorities, we may have to incur higher costs to comply with such rules. Accordingly, our financial performance may be adversely affected. In addition, we require licence for the discharge of pollutants for our operations, which is subject to annual review and renewal. In the event that we fail to renew our licence with the relevant authority, our operations and financial performance will be adversely affected.

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

On March 31, 2009, the Company entered into an Agreement for Sale of Stock to which Feng Guang Yuan agreed to purchase all of the issued and outstanding stock, i.e. 945,000 shares of Wholly Success, a British Virgin Islands corporation (“WS”) for a total consideration of $100. Prior to this transaction, the Company and the management performed an evaluation of the requirement of ASC 205-20 and ascertained that the subsidiary as a discontinued operation. As a result, management decided that the disposal of the subsidiary was in the best interest of the Company. The Board exhausted its business contacts to locate interested buyers and finally the buyer was identified in early March 2009. As of December 31, 2008, the net asset value of Wholly Success totaled a capital deficit of $70,000 and as such, management believes that the consideration of $100 was a fair value of the disposal as it was higher than Wholly Success’s carrying value.

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

The Company’s products are 100% organic, chemical-free biodegradable foodservice packaging product in the industry.  Features of the products include being oil, water, heat resistant, microwave and oven safe. EWIP also invented what management believes to be the world’s first 100% organic additive - Eatplus ® , comprised of a modified starch. While other food packaging competitive products can take over 200 years to decompose and have contributed to massive landfills across the globe, Eatware products are designed to decompose in the soil within 180 days and can disperse in water within two weeks.  Eatplus ®  enhances the products making them sturdy, yet 100% biodegradable.

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

/s/ ZYCPA Company Limited

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

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of CHSH whereby Extra Ease and EWIP, as a combined entity is deemed to be the accounting acquirers (legal acquirees) and CHSH to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Extra Ease and EWIP, with the assets and liabilities, and revenues and expenses, of CHSH being included effective from the date of stock exchange transaction. CHSH is deemed to be a continuation of the business and operations of Extra Ease and EWIP. Accordingly, the accompanying consolidated financial statements include the following:

(1)	the balance sheet consists of the net assets of the accounting acquirers at historical cost and the net assets of the accounting acquiree at historical cost;

(2)
the financial position, results of operations, and cash flows of the accounting acquirers for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

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

Long-lived assets primarily include plant and equipment and intangible assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” , the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

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

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” . The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 ” ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

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
(Formerly Extra Ease Limited and EATware Intellectual Properties Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Also in June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock ” ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In December 2008, the FASB issued Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”.  The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”,  ("SFAS No. 140") and FASB Interpretation No. 46 (revised December 2003), “ Consolidation of Variable Interest Entities” , ("FIN 46(R)") are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the consolidated financial statements.

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20” . This FSP amends the impairment guidance in EITF Issue No. 99-20,  “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,”  to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115,  “Accounting for Certain Investments in Debt and Equity Securities,”  and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) ~~Exchange Act Rule 13a-14(c~~) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009.

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

Furthermore, this annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provideonly management’s report in this annual report.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class1
Common	Gu Xianzhong [former Director, President and C.E.O.] 488 Wai Qing Song Road, Waigang Town, Jiading District, Shanghai, PR China	11,500,000		*
Common	Gu Changhong [former C.O.O.] 488 Wai Qing Song Road, Waigang Town, Jiading District, Shanghai, PR China	3,395,000		*
Common	Chaojun Huang [former Secretary] 488 Wai Qing Song Road, Waigang Town, Jiading District, Shanghai, PR China	1,000,000		*
Common	Wu, Man-Shing [Chairman] 23/F, Westin Center, 26 Hung To Road, Kwun Tong, Kowloon, Hong Kong	1,521,313,946	(2)	76.42%
Common	Grasswind Investments Limited 23/F, Westin Center, 26 Hung To Road, Kwun Tong, Kowloon, Hong Kong	1,400,000,000	(2)	70.32%
Common	Courdrey Trading Limited 23/F, Westin Center, 26 Hung To Road, Kwun Tong, Kowloon, Hong Kong	121,313,946	(2)	6.09%
Common	So, Jonathan W.L. [C.E.O., C.F.O. and Director] 23/F, Westin Center, 26 Hung To Road, Kwun Tong, Kowloon, Hong Kong	0		*
Common	Megret, Laurent [C.O.O. and Director] 23/F, Westin Center, 26 Hung To Road, Kwun Tong, Kowloon, Hong Kong	0		*
All executive officers and directors as a group (3 individuals)		1,521,313,946		76.42%

*	Represents less than 1% beneficial ownership.

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

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13 th  day of July, 2009.

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