Form 10-Q/A
period 2009-06-30
Eatware, Inc.
filed 2009-12-03
CIK 1364622

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

On July 22, 2009, the Company filed a Certificate of Change and Certificate of Amendment to its Articles of Incorporation (the “ Amended Certificate :”) to change the Company’s name to Eatware, Inc., as well as increase its authorized capital stock to 2,510,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $.001 per share, and 2,500,000,000 shares of common stock, par value $.001 per share. In addition, the Amended Certificate further amends the Articles of Incorporation by effectuating a 1:70 reverse stock split of the shares of common stock issued and outstanding. The changes reflected by the Amended Certificate are effective as of July 20, 2009.

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
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

●         Fair value measurement

Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective April 1, 2009, the Company adopted FAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. FAS 157 establishes a new framework for measuring fair value and expands related disclosures. Effective April 1, 2009, the Company also adopted FASB FSP FAS 157-4,  Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly . Adoption of the FSP had an insignificant effect on the Company’s financial statements.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”  (“FAS 168”). FAS 168 replaces SFAS No. 162,  “The Hierarchy of Generally Accepted Accounting Principles”  and establishes the “ FASB Accounting Standard Codification ™  ” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the financial results.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. Wu, Man-Shing, the Company’s Chief Executive Officer and Mr. So, Jonathan W.L., the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2009.  Based upon that evaluation, the Company’s  Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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