Form 10-Q
period 2009-12-31
Eatware, Inc.
filed 2010-02-11
CIK 1364622

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

There were 1,990,759,517 shares of Common Stock outstanding as of January 26, 2010.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2009	F-2

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Nine Months ended December 31, 2009 and 2008	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months ended December 31, 2009 and 2008	F-4

Condensed Consolidated Statement of Stockholders’ Deficit for the Nine Months ended December 31, 2009	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-18

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$18,631	$5,092
Accounts receivable, trade	210,366	142,515
Inventories	9,344	3,243
Prepayment and other receivables	51,572	56,944

Total current assets	289,913	207,794

Non-current assets:
Intangible assets, net	-	-
Plant and equipment, net	2,545	3,726

TOTAL ASSETS	$292,458	$211,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$167,350	$167,553
Accounts payable, trade	197,564	218,163
Notes payable, unsecured	923,226	374,169
Amount due to a former director	1,146,427	1,202,847
Other payables and accrued liabilities	230,457	156,138

Total current liabilities	2,665,024	2,118,870

TOTAL LIABILITIES	2,665,024	2,118,870

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2009	-	-
Common stock, $0.001 par value; 2,500,000,000 and 2,000,000,000 shares authorized; 1,990,759,517 shares issued and outstanding as of December 31, 2009 and March 31, 2009	1,990,759	1,990,759
Additional paid-in capital	550,215	550,215
Accumulated other comprehensive income	2,409	579
Accumulated deficit	(4,915,949)	(4,448,903)

Total stockholders’ deficit	(2,372,566)	(1,907,350)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$292,458	$211,520

See accompanying notes to condensed consolidated financial statements.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008

REVENUES, NET	$190,345	$463,426	$558,111	$2,080,604

COST OF REVENUES	(158,352)	(357,076)	(470,274)	(1,621,081)

GROSS PROFIT	31,993	106,350	87,837	459,523

Operating expenses:
Sales and marketing	(1,971)	(6,117)	(3,100)	(103,364)
Research and development	-	(24,628)	(35,071)	(123,004)
General and administrative	(100,468)	(255,235)	(469,558)	(963,503)

Total operating expenses	(102,439)	(285,980)	(507,729)	(1,189,871)

LOSS FROM OPERATIONS	(70,446)	(179,630)	(419,892)	(730,348)

Other income (expense):
Interest income	1	20	2	63
Interest expense	(15,994)	(2,575)	(47,156)	(6,599)

LOSS BEFORE INCOME TAXES	(86,439)	(182,185)	(467,046)	(736,884)

Income tax expense	-	-	-	-

NET LOSS	$(86,439)	$(182,185)	$(467,046)	$(736,884)

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	1,806	(5,454)	1,830	(8,471)

COMPREHENSIVE LOSS	$(84,633)	$(187,639)	$(465,216)	$(745,355)

Net loss per share – Basic and diluted	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding – Basic and diluted	1,990,759,517	1,990,759,517	1,990,759,517	1,990,759,517

See accompanying notes to condensed consolidated financial statements.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(467,046)	$(736,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,179	1,316
Change in operating assets and liabilities:
Accounts receivable, trade	(67,969)	10,258
Accounts receivable, related parties	-	52,734
Inventories	(6,106)	(3,500)
Prepayment and other receivables	5,341	(63,793)
Accounts payable, trade	(20,479)	289,169
Accounts payable, related parties	-	(421,324)
Other payables and accrued liabilities	113,741	(64,774)

Net cash used in operating activities	(441,339)	(936,798)

Cash flows from investing activities:
Purchase of plant and equipment	-	(1,268)

Net cash used in investing activities	-	(1,268)

Cash flows from financing activities:
Net change in bank overdraft	(103)	166,902
Proceeds from short-term borrowings	-	30,784
Advance from a related party	-	1,480,972
Proceeds from notes payable	510,253	-
Repayment to a former director	(55,407)	(770,780)

Net cash provided by financing activities	454,743	907,878

Effect of exchange rate changes on cash and cash equivalents	135	(8,537)

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,539	(38,725)

BEGINNING OF PERIOD	5,092	53,863

END OF PERIOD	$18,631	$15,138

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$(7,863)	$(6,599)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Waiver of the amount payable to a stockholder	$-	$550,215

See accompanying notes to condensed consolidated financial statements.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

						Accumulated
						other		Total
	Preferred Stock		Common Stock		Additional	comprehensive	Accumulated	stockholders’
	No. of shares	Amount	No. of shares	Amount	paid-in capital	income	deficit	deficit

Balance as of April 1, 2009	-	$-	1,990,759,517	$1,990,759	$550,215	$579	$(4,448,903)	$(1,907,350)

Net loss for the period	-	-	-	-	-	-	(467,046)	(467,046)

Foreign currency translation adjustment	-	-	-	-	-	1,830	-	1,830

Balance as of December 31, 2009	-	$-	1,990,759,517	$1,990,759	$550,215	$2,409	$(4,915,949)	$(2,372,566)

See accompanying notes to condensed consolidated financial statements

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
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

In the opinion of management, the consolidated balance sheet as of March 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the nine months ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010 or for any future period.

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

On March 31, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (1) Extra Ease Limited (“Extra Ease”) and (2) Eatware Intellectual Properties Limited (“EWIP”), and (3) the shareholders of Extra Ease and EWIP. Pursuant to the Exchange Agreement, the Company agreed to issue a total of 1,871,313,946 shares of its common stock, of which (i) 121,313,946 shares were issued to the shareholder of Extra Ease in exchange for 10,000 shares of Extra Ease, representing 100% of the issued and outstanding common stock of Extra Ease, and (ii) 1,750,000,000 shares were issued to the shareholder of EWIP in exchange for 50,000 shares of EWIP, representing 100% of the issued and outstanding common stock of EWIP. Immediately following completion of the share exchange transaction, Extra Ease and EWIP became the wholly-owned subsidiaries of the Company.

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

On July 22, 2009, the Company increased its authorized capital stock to 2,510,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $.001 per share, and 2,500,000,000 shares of common stock, par value $.001 per share.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

As of December 31, 2009, details of the Company’s subsidiaries are described below:

Name of subsidiaries	Place and date of incorporation	Particulars of issued/ registered share capital	Principal activities
Extra Ease Limited (“Extra Ease”)	British Virgin Islands, January 2, 2008	10,000 issued shares of US$1 each	Investment holding

Eatware Global Corp. (“EGC”)	British Virgin Islands, March 31, 2006	1 issued share of US$1 each	Investment holding

Eatware Intellectual Properties Limited (“EWIP”)	British Virgin Islands, December 15, 2006	100 issued shares of US$1 each	Development of technical know-how and patents

Eatware Far East Limited (“EFEL”)	Hong Kong, January 26, 2007	1 issued share of HK$1 each	Trading of foodwares and containers

Eatware International Limited (“EIL”)	British Virgin Islands, December 15, 2006	1 issued share of US$1 each	Trading of foodwares and packaging products

Rongbao (Nantong) Environmental Co., Ltd (“RBNT”)	The People’s Republic of China, June 22, 2005	US$100,000	Manufacture and development of proprietary additives

Eatware Assets Management Limited (“EAML”)	Hong Kong, September 1, 2008	1 issued share of HK$1 each	Investment holding

Eatware Hong Kong Limited (“EWHK”)	Hong Kong, September 15, 2009	1 issued share of HK$1 each	Trading of foodwares and containers

The Company and its subsidiaries are hereinafter referred to as (the "Company").

NOTE - 3	GOING CONCERN UNCERTAINTY

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the nine months ended December 31, 2009, the Company has incurred a net loss of $467,046 and experienced negative cash flows from operations of $441,339 with an accumulated deficit of $4,915,949 as of that date. The continuation of the Company as a going concern through December 31, 2010 is dependent upon the continued financial support from its stockholders and overdraft facility. The Company is currently pursuing the additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customers’ current credit worthiness and the economic environment. As of December 31, 2009, the Company recorded no allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs mainly represent the cost of raw material of proprietary additives. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2009, no allowance for obsolete inventories was required.

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

Depreciation expense for the three months ended December 31, 2009 and 2008 were $393 and $474, respectively.

Depreciation expense for the nine months ended December 31, 2009 and 2008 were $1,179 and $1,316, respectively.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Valuation of long-lived assets

Long-lived assets primarily include plant and equipment and intangible assets. In accordance with the provisions of Accounting Standards Codification ("ASC") ASC Subtopic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of December 31, 2009.

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

The Company is subject to value-added tax ("VAT") under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the subsidiaries in addition to the invoiced value of purchases to the extent not refunded for export sales.

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

For the nine months ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and Hong Kong and is subject to taxes in these jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authorities.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

●	Comprehensive loss

ASC Topic 220, “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholders’ deficit consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

The reporting currency of the Company is the United States Dollars ("US$"). The Company’s subsidiaries operating in Hong Kong maintain their books and record in its local currency, Hong Kong Dollars ("HK$") while one subsidiary operating in the PRC maintains its books and records in its local currency, Renminbi Yuan ("RMB"), which are functional currencies as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from HK$ and RMB into US$1 has been made at the following exchange rates for the respective period:
	Nine months ended December 31,
	2009	2008
Period-end RMB:US$1 exchange rate	6.8372	6.8555
Average monthly rates RMB:US$1 exchange rate	6.8390	6.8927
Period end HK$:US$1 exchange rate	7.7551	7.7507
Average monthly rates HK$:US$1 exchange rate	7.7513	7.7847

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. During the nine months ended December 31, 2009 and 2008, the Company operates two reportable segments in Hong Kong and the PRC.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Fair value measurement

ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, prepayment and other receivables, accounts payable, amount due to a former director, other payables and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s bank overdraft and notes payable approximated the fair value based on the current market conditions for similar debt instruments.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of this fiscal year and it did not materially affect the Company’s financial position and results of operations.

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

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 5	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. As of December 31, 2009 and March 31, 2008, no allowance for doubtful accounts was required.

NOTE - 6	BANK OVERDRAFT

In July 2009, the Company renewed its overdraft facility with Dah Sing Bank with the additional corporate guarantee from a related company. Under this facility, the Company may borrow up to $167,733 (equivalent to HK$1,300,000) at a rate of 0.5% per annum over Hong Kong prime rate, payable monthly. Weighted average interest rate approximates 5.75% per annum for the nine months ended December 31, 2009. This facility is personally guaranteed by Mr. So, Jonathan W.L., the former director of the Company and also guaranteed by a related company which is controlled by Mr. So, Jonathan W.L., the former director of the Company. The overdraft facility will be extended or renewed at the option of the bank.

NOTE - 7	NOTES PAYABLE, UNSECURED

As of December 31, 2009, the aggregate notes payable totaling $923,226 included the following:

(i)	$853,235 note payable due to an unrelated party, Swiftasset Holdings Limited, which carries interest rate of 7% per annum, unsecured and no fixed term of repayment; and

(ii)	$31,307 note payable due to an unrelated party, Mr. Liu Kwok Keung, which carries interest rate of 7% per annum, unsecured and no fixed term of repayment; and

(iii)	$38,684 note payable due to an unrelated party, Profit Way Industrial Limited, which is unsecured, interest-free and no fixed term of repayment. The amount of the imputed interest is insignificant.

NOTE - 8	AMOUNT DUE TO A FORMER DIRECTOR

As of December 31, 2009, $1,146,427 due to a former director, Mr. So, Jonathan W.L. represented temporary advances to the Company which was unsecured, interest-free and had no fixed repayment term.

NOTE - 9	INCOME TAXES

For the nine months ended December 31, 2009 and 2008, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended December 31,
	2009	2008
Tax jurisdictions from:
- Local	$(222,886)	$89,874
- Foreign	(244,160)	(826,758)

Loss before income taxes	$(467,046)	$(736,884)

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries that operate in various countries: United States of America, British Virgin Islands (“BVI”), Hong Kong and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

CHSH is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2009, the operation in the United States of America did not incur net operating losses available for federal tax purposes, which are available to offset future taxable income.

British Virgin Islands

Under the current laws of the BVI, Extra Ease, EGC, EWIP and EIL are not subject to tax on income.

Hong Kong

EFEL, EAML and EWHK are subject to Hong Kong Profits Tax at the statutory rate of 16.5% and 16.5% on the assessable income for the nine months ended December 31, 2009 and 2008, respectively. For the nine months ended December 31, 2009 and 2008, its operating subsidiaries in Hong Kong incurred an operating loss for income tax purposes and were exempted from Hong Kong Profits Tax.

The PRC

The Company’s subsidiary, RBNT operating in the PRC is subject to the Corporate Income Tax governed by the Income Tax Law of the PRC (the “PRC Income Tax”), at a unified statutory rate of 25%. Under the PRC Income Tax, RBNT is qualified as a foreign investment enterprise and is exempted from income tax for the first two profit making years with a 50% exemption of income tax (that is 30%) for the next three years. For the nine months ended December 31, 2009 and 2008, RBNT was exempted from the PRC Income Tax due to the cumulative operating losses.

The following table sets forth the significant components of the aggregate net deferred tax assets and liabilities of the Company as of December 31, 2009 and March 31, 2009:

	December 31, 2009	March 31, 2009
Deferred tax liabilities:
Depreciation	$(178)	$(294)

Deferred tax assets:
Net operating loss carryforwards	366,081	329,222
Total net deferred tax assets	365,903	328,928
Less: valuation allowance	(365,903)	(328,928)

Net deferred tax assets	$-	$-

As of December 31, 2009 and March 31, 2009, the Company had approximately $2,198,864 and $1,978,796 of the cumulative tax losses which can be carried forward indefinitely to offset future taxable income.

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Management believes that it is more likely than not that the deferred tax assets from net operating loss carryforwards will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $365,903 and $328,928 as of December 31, 2009 and March 31, 2009, respectively. During the quarter, the valuation allowance increased by $36,975, primarily relating to net operating loss carryforwards from the foreign tax regimes.

NOTE - 10	RELATED PARTY TRANSACTIONS

		Nine months ended December 31,
		2009	2008

Rental charge reimbursed by a related company	(a)	$81,110	$121,930
Consultancy fees paid to a related company	(b)	$-	$50,587

(a)
For the nine months ended December 31, 2009 and 2008, the Company leased out some portion of the office premises to and partially reimbursed rental charge by a related company, which is controlled by the former director of the Company, at the market price in accordance with the lease agreement in a normal course of business.

(b)
For the nine months ended December 31, 2008, the Company paid consultancy service to a related company which is controlled by the former director of the Company, at its fair value in a normal course of business.

NOTE - 11	SEGMENT INFORMATION

(a)	Business segment reporting

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

●	Additive Business – sales and manufacture of proprietary additives in the PRC

●	Foodware Business – trading of food containers and packaging products in Hong Kong and overseas

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). The Company had no inter-segment sales for the nine months ended December 31, 2009 and 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended December 31, 2009 and 2008:

	Three months ended December 31, 2009
	Additive Business	Foodware Business	Total

Revenues, net	$5	$190,340	$190,345
Cost of revenues	(5)	(158,347)	(158,352)
Gross profit	-	31,993	31,993
Depreciation	40	353	393
Net loss	$(644)	$(85,795)	$(86,439)

Expenditure for long-lived assets	$-	$-	$-

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended December 31, 2008
	Additive Business	Foodware Business	Total

Revenues, net	$27,490	$435,936	$463,426
Cost of revenues	(24,355)	(332,721)	(357,076)
Gross profit	3,135	103,215	106,350
Depreciation	40	434	474
Net loss	$(1,342)	$(180,843)	$(182,185)

Expenditure for long-lived assets	$-	$5	$5

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the nine months ended December 31, 2009 and 2008:

	Nine months ended December 31, 2009
	Additive Business	Foodware Business	Total

Revenues, net	$22,206	$535,905	$558,111
Cost of revenues	(19,192)	(451,082)	(470,274)
Gross profit	3,014	84,823	87,837
Depreciation	121	1,058	1,179
Net loss	$(6,422)	$(460,624)	$(467,046)

Expenditure for long-lived assets	$-	$-	$-

	Nine months ended December 31, 2008
	Additive Business	Foodware Business	Total

Revenues, net	$130,972	$1,949,632	$2,080,604
Cost of revenues	(123,493)	(1,497,588)	(1,621,081)
Gross profit	7,479	452,044	459,523
Depreciation	120	1,196	1,316
Net loss	$(5,938)	$(730,946)	$(736,884)

Expenditure for long-lived assets	$-	$1,268	$1,268

(b)	Geographic segment reporting

In respect of geographical segment reporting, sales are based on the country in which the customer is located, as follows:

	Nine months ended December 31,
	2009	2008
By regions:
North America	$403,033	$1,521,072
Asia	88,015	371,443
Europe	28,771	124,727
Others	38,292	63,362

Total revenues, net	$558,111	$2,080,604

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 12	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

The following is a table summarizing the revenue from customers that individually represent more than 10% of the Company’s revenue for the three months ended December 31, 2009 and 2008 and their outstanding balances at period-end date:

		Three months ended December 31, 2009			December 31, 2009
		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A		$64,628	34%		$49,302
Customer B		75,350	40%		-

	Total:	$139,978	74%	Total:	$49,302

For the three months ended December 31, 2008, one customer represented more than 10% of the Company’s revenue. This customer accounts for 24% of the Company’s revenue amounting to $109,789, with $0 of accounts receivable.

The following is a table summarizing the revenue from customers that individually represent more than 10% of the Company’s revenue for the nine months ended December 31, 2009 and 2008 and their outstanding balances at period-end date:

		Nine months ended December 31, 2009			December 31, 2009
		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A		$205,776	37%		$49,302
Customer B		142,550	26%		-
Customer C		61,213	11%		12,177

	Total:	$409,539	74%	Total:	$61,479

For the nine months ended December 31, 2008, one customer represented more than 10% of the Company’s revenue. This customer accounts for 51% of the Company’s revenue amounting to $1,051,884, with $0 of accounts receivable.

(b)	Major vendors

The following is a table summarizing the purchase from vendors that individually represent more than 10% of the Company’s purchase for the three months ended December 31, 2009 and 2008 and their outstanding balances at period-end date:

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

		Three months ended December 31, 2009			December 31, 2009
		Purchases	Percentage of purchases		Accounts payable, trade

Vendor A		$84,516	53%		$97,036
Vendor B		71,240	44%		58,085

	Total:	$155,756	97%	Total:	$155,121

		Three months ended December 31, 2008			December 31, 2008
		Purchases	Percentage of purchases		Accounts payable, trade

Vendor A		$214,202	61%		$268,299
Vendor B		112,498	31%		129,621

	Total:	$326,700	92%	Total:	$397,920

The following is a table summarizing the purchase from vendors that individually represent more than 10% of the Company’s purchase for the nine months ended December 31, 2009 and 2008 and their outstanding balances at period-end date:

		Nine months ended December 31, 2009			December 31, 2009
		Purchases	Percentage of purchases		Accounts payable, trade

Vendor A		$272,767	58%		$97,036
Vendor B		168,571	36%		58,085

	Total:	$441,338	94%	Total:	$155,121

		Nine months ended December 31, 2008			December 31, 2008
		Purchases	Percentage of purchases		Accounts payable, trade

Vendor A		$988,372	61%		$268,299
Vendor B		503,195	31%		129,621

	Total:	$1,491,567	92%	Total:	$397,920

(c)	Credit risk

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

EATWARE, INC.
(Formerly China Shoe Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
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

The Company’s interest-rate risk arises from bank overdraft. Bank overdraft at variable rates exposes the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2009, borrowings under overdraft facility were at variable rates. The interest rates of bank facility are disclosed in Note 6.

NOTE - 13	COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal lease agreements. For the first six months ended December 31, 2009, the Company recorded and paid rent expense at the current market fair value on a monthly basis under the lease agreement signed by a related party, which was controlled by the former director of the Company. Starting from October 2009, the Company entered into a new oral agreement to sublease the same office space on a monthly basis with the new lessee.

Costs incurred under these operating leases are recorded as rental expense and totaled approximately $15,971 and $28,696 for the nine months ended December 31, 2009 and 2008, respectively.

NOTE - 14	SUBSEQUENT EVENTS

The Company evaluated subsequent events through February 11, 2010, the date the financial statements were issued, and there were no subsequent events which impacted the Company’s financial position or results of operations as of December 31, 2009 or which required disclosure.

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

USE OF TERMS

Except as otherwise indicated by the context, references in this Form 10-Q to “CHSH,” “we,” “us,” “our,” “our Company,” or “the Company” are to Eatware, Inc., a Nevada corporation, and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i)“Extra Ease” are to Extra Ease Limited, a limited liability company incorporated in the British Virgin Islands; (ii)“EGC” are to Eatware Global Corp., a limited liability company incorporated in the British Virgin Islands; (iii)“EWIP” are to Eatware Intellectual Properties Limited, a limited liability company incorporated in the British Virgin Islands; (iv)“EFEL” are to Eatware Far East Limited, a limited liability company incorporated in the British Virgin Islands;  (v)“EIL” are to Eatware International Limited, a limited liability company incorporated in the British Virgin Islands;  (vi)“RBNT” are to Rongbao (Nantong) Environmental Co., Ltd., a limited liability company incorporated in the People's Republic of China; (vii)“EAML” are to Eatware Assets Management Limited, a limited liability company incorporated in Hong Kong (viii) ) “EWHK” are to Eatware Hong Kong Limited, a limited liability company incorporated in Hong Kong (ix) “BVI” are to British Virgin Islands; (x) “PRC” and “China” are to the People's Republic of China; (xi) “U.S. dollar,” “$” and “US$” are to United States dollars; (xii) “RMB” are to Yuan of China; (xiii) “Securities Act” are to the Securities Act of 1933, as amended; and “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

OVERVIEW

We conduct our operations through our wholly owned subsidiaries, EWIP and Extra Ease and its subsidiaries – EGC, EAML, EFEL, EIL, and RBNT. (collectively referred to as “EGC”). On September 15, 2009, a new subsidiary of Extra Ease was formed. The name of this subsidiary is EWHK and the company name took effect from October 5, 2009. EWHK entered into a licensing agreement with EWIP to be a licensor of the Group’s technologies to external parties. Extra Ease, EGC and EWIP are collectively referred to as “Eatware” or the “Group”. We primarily engage in the marketing and trading of environmentally safe food packaging products and additives. Our objective is to establish ourselves as a leading brand of high quality bio-based food packaging products. We are also looking into opportunities of licensing our technology, intellectual properties and trademarks to licensed factories for producing Eatware products and collect royalty for additional income source.

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

RESULTS OF OPERATIONS

The following table summarizes the results of our operations during the three months ended December 31, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended December 31, 2009 to the three months ended December 31, 2008.

All amounts, other than percentages, are in U.S dollars

	Three months ended December 31,
Item	2009	2008	Increase (Decrease)	% Increase (% Decrease)

Revenues, net	$190,345	463,426	$(273,081)	(58.9)%
Cost of revenues	158,352	357,076	(198,724)	(55.7)%
Gross profit	31,993	106,350	(74,357)	(69.9)%
Operating expenses
Sales and marketing	1,971	6,117	(4,146)	(67.8)%
Research and development	0	24,628	(24,628)	(100.0)%
General and administrative	100,468	255,235	(154,767)	(60.6)%
Loss from operations	(70,446)	(179,630)	109,184	60.8%
Other income (expense):
Interest income	1	20	(19)	(95.0)%
Interest expense	(15,994)	(2,575)	13,419	521.1%
Loss before income taxes	(86,439)	(182,185)	95,746	52.6%
Income tax expense	0	0	0	0%
Net loss	$(86,439)	$(182,185)	95,746	52.6%

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Revenue

Revenue was $0.19 million for the three months ended December 31, 2009 as compared to $0.46 million for the three months ended December 31, 2008, representing a decreased by 58.9%. The dramatic decrease in revenue was mainly attributable to the discontinuance of a distributor agreement with a major customer due to unfavorable business term.

Cost of Revenue and Gross Profit

Cost of revenue and gross profit were respectively $0.16 million and $0.03 million for the three months ended December 31, 2009 as compared to $0.36 million and $0.11 million for the three months ended December 31, 2008, representing a decrease by 55.7% and 69.9% respectively. The decrease in gross profit was mainly due to the discontinuance of a distributor agreement with a major customer as discussed above when comparing with the corresponding period of 2008.

Research and Development Expenses

For the three months ended December 31, 2009, research and development expenses decreased by $0.02 million, or 100% over the prior period.  The decrease was due primarily to a lesser expense in machine testing, research and development.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.04 million, or 67.8% for the three months ended December 31, 2009 compared to the prior period.  The decrease in sales and marketing expenses was mainly attributable to a reduction of exhibition costs.  During the three months ended December 31, 2009, we have adjusted our marketing strategy to co-hosting exhibitions with our distributors instead of attending on our own.  This new strategy reduces our sales and marketing expenses when compared to the same period of year 2008.

General and Administrative Expenses

General and administrative expenses decreased by $0.15 million, or 60.6% for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. The decrease in general and administrative expenses can be attributed to a reduction in salary expenses and our strengthened cost control, which resulted in reduction of general and administrative expenses such as travel expenses, entertainment expenses etc.

Income Tax Expense

Eatware, Inc. is subject to United States federal income tax rate. No provision for income taxes in the United States has been made as the Company had no United States taxable income during the three months ended December 31, 2009.

Our subsidiaries, Extra Ease, EGC, EWIP, and EIL were incorporated in the BVI and, under the current laws of the BVI these subsidiaries are not subject to income taxes.

EFEL, EAML and EWHK, subsidiaries of the Company which operate in Hong Kong, are subject to Hong Kong Profits Tax.  However, EFEL and EAML had no Hong Kong taxable income during the three months ended December 31, 2009.

RBNT, a subsidiary of the Company, which operates in the PRC, is subject to the PRC Corporate Income Tax. However, RBNT had no PRC taxable income during the three months ended December 31, 2009.

Net Loss

Net loss was $0.09 million for the three months ended December 31, 2009 as compared to a net loss of $0.18 million for the three months ended December 31, 2008. The decrease in net loss was mainly attributable to reduction of our sales and marketing expenses and general and administrative expenses.

The following table summarizes the results of our operations during the nine months ended December 31, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended December 31, 2009 to the nine months ended December 31, 2008.

All amounts, other than percentages, are in U.S dollars

	Nine months ended December 31,
Item	2009	2008	Increase (Decrease)	% Increase (% Decrease)

Revenues, net	$558,111	2,080,604	$(1,522,493)	(73.2)%
Cost of revenues	470,274	1,621,081	(1,150,807)	(71.0)%
Gross profit	87,837	459,523	(371,686)	(80.9)%
Operating expenses
Sales and marketing	3,100	103,364	(100,264)	(97.0)%
Research and development	35,071	123,004	(87,933)	(71.5)%
General and administrative	469,558	963,503	(493,945)	(51.3)%
Loss from operations	(419,892)	(730,348)	310,456	42.5%
Other income (expense):
Interest income	2	63	(61)	(96.8)%
Interest expense	(47,156)	(6,599)	40,557	614.6%
Loss before income taxes	(467,046)	(736,884)	269,838	36.6%
Income tax expense	0	0	0	0%
Net loss	$(467,046)	$(736,884)	269,838	36.6%

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008

Revenue

Revenue was $0.56 million for the nine months ended December 31, 2009 as compared to $2.08 million for the nine months ended December 31, 2008, representing a decreased by 73.2%. The dramatic decrease in revenue was mainly attributable to the discontinuance of a distributor agreement with a major customer due to unfavorable business term.

Cost of Revenue and Gross Profit

Cost of revenue and gross profit were respectively $0.47 million and $0.09 million for the nine months ended December 31, 2009 as compared to $1.62 million and $0.46 million for the nine months ended December 31, 2008, representing a decrease by 71.0% and 80.9% respectively. The decrease in gross profit was mainly due to the discontinuance of a distributor agreement with a major customer as discussed above when comparing with the corresponding period of 2008.

Research and Development Expenses

For the nine months ended December 31, 2009, research and development expenses decreased by $0.09 million, or 71.5% over the prior period.  The decrease was due primarily to a lesser expense in machine testing, research and development.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.10 million, or 97.0% for the nine months ended December 31, 2009 compared to the prior period.  The decrease in sales and marketing expenses was mainly attributable to a reduction of exhibition costs.  During the nine months ended December 31, 2009, we have adjusted our marketing strategy to co-hosting exhibitions with our distributors instead of attending on our own.  This new strategy reduces our sales and marketing expenses when compared to the same period of year 2008.

General and Administrative Expenses

General and administrative expenses decreased by $0.49 million, or 51.3% for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008. The decrease in general and administrative expenses can be attributed to a reduction in salary expenses and our strengthened cost control, which resulted in reduction of general and administrative expenses such as travel expenses, entertainment expenses etc.

Income Tax Expense

Eatware, Inc. is subject to United States federal income tax rate. No provision for income taxes in the United States has been made as the Company had no United States taxable income during the nine months ended December 31, 2009.

Our subsidiaries, Extra Ease, EGC, EWIP, and EIL were incorporated in the BVI and, under the current laws of the BVI these subsidiaries are not subject to income taxes.

EFEL, EAML and EWHK, subsidiaries of the Company which operate in Hong Kong, are subject to Hong Kong Profits Tax.  However, EFEL and EAML had no Hong Kong taxable income during the nine months ended December 31, 2009.

RBNT, a subsidiary of the Company, which operates in the PRC, is subject to the PRC Corporate Income Tax. However, RBNT had no PRC taxable income during the nine months ended December 31, 2009.

Net Loss

Net loss was $0.47 million for the nine months ended December 31, 2009 as compared to a net loss of $0.74 million for the nine months ended December 31, 2008. The decrease in net loss was mainly attributable to reduction of our sales and marketing expenses and general and administrative expenses.

Liquidity and Capital Resources

Cash Flows

All amounts in U.S. dollars	Nine Months Ended December 31,
	2009	2008
Net cash used in operating activities	$(441,339)	$(936,798)
Net cash used in investing activities	-	(1,268)
Net cash provided by financing activities	454,743	907,878
Foreign currency translation adjustments	135	(8,537)

Net change in cash and cash equivalents	$13,539	$(38,725)

Operating Activities:

Net cash used in operating activities was $0.44 million for the nine months ended December 31, 2009, as compared with net cash used in operating activities of $0.94 million for the corresponding period in 2008. The change of net cash used in operating activities was mainly due to the decrease of accounts payable, related parties of approximately $0.42 million.

Investing Activities:

Net cash used in investing activities for the nine months ended December 31, 2009 was $0.  The net cash used in investing activities for the same period in 2008 was $1,268.

Financing Activities:

Net cash provided by financing activities in the nine months ended December 31, 2009 totaled $0.45 million due mainly to proceeds from notes payable of $0.51 million offset by repayment to a former director of $0.06 million. Net cash provided by financing activities in the nine months ended December 31, 2008 was $0.91 million due mainly to advance from a related party of $1.48 million offset by repayment to a former director of $0.77 million.

Short Term Bank Borrowings:

The Company has an overdraft financing facility with Dah Sing Bank.  The facility has an overdraft limit of $0.17 million. The interest rate of this facility is Dah Sing Bank’s prime rate plus 0.5% per annum.  Currently Dah Sing Bank’s prime rate is at 5.25% per annum, making the effective interest rate of this facility 5.75%  per annum.

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

For the nine months ended December 31, 2009, the Group had incurred a net loss of $0.47 million and the Company has incurred losses over the past several quarters. Management has in the past taken certain actions and implemented changes designed to improve the Group’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives, such as reduction of Company’s salary expense, reduction of travel and entertainment expenses.  Other actions involved focusing on the most profitable part of the Company products line, reviewing pricing structure and adding customized products developments’ solutions.  Nevertheless, despite all these actions as of the date of this report the Group has continued to experience losses with no signs of short-term turnaround.  These factors raise substantial doubt about the Group ability to continue as a going concern and realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the continued operations of the Group, which in turn is dependent upon the Group’s ability to meet its financing requirements and the success of its future operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2009.  Based upon that evaluation, the Company’s  Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Principal Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended December 31, 2009.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting

PART II OTHER INFORMATION

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

(1)   Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of February, 2010.

EATWARE, INC.

By:	/s/ Wu, Man-Shing
Wu, Man-Shing
Chief Executive Officer
Principal Executive Officer

By:	/s/ Wu, Man-Shing
Wu, Man-Shing
Interim Chief Financial Officer
Principal Accounting and Financial Officer